Form 10-Q
period 1995-03-31
INSITUFORM EAST INC
filed 1995-05-12
CIK 355431

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:          March 31, 1995

                               OR


(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to _____________

Commission file number:                                  0-10800


                  INSITUFORM EAST, INCORPORATED
                (Exact Name of Registrant as specified in its charter)


         Delaware                               52-0905854
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification No.)


          3421 Pennsy Drive                        20785
          Landover, Maryland                     (Zip Code)
(Address of principal executive offices)

             Registrant's telephone and fax numbers
             including area code:  301-386-4100 (tel)
                                   301-386-2444 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X     NO _____

As of May 1, 1995, the following number of shares of the issuer's classes of common stock were outstanding:

           Common Stock  $.04 Par Value          4,059,266
           Class B Common Stock  $.04 Par Value    297,596
                        TABLE OF CONTENTS




                                                     Page Reference

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                 3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31,
         1995 and 1994 (Unaudited)                            3

         Condensed Consolidated Balance Sheets
         March 31, 1995 and June 30, 1994 (Unaudited)         4

         Condensed Consolidated Statements of Cash Flows      6
         Nine Months Ended March 31, 1995 and 1994
         (Unaudited)

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                               7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        INSITUFORM EAST, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                Three Months           Nine Months
                               Ended March 31,         Ended March 31,
                             1995        1994         1995        1994
Sales                     $5,316,915  $2,173,412  $15,535,981  $ 9,870,125
Costs and Expenses:
 Cost of sales             3,570,488   2,186,283   10,908,143    8,105,946
 Selling, general and
  administrative           1,082,257     842,635    2,971,649    2,621,760
   Total Costs and
    Expenses               4,652,745   3,028,918   13,879,792   10,727,706
Earnings (Loss) from
 Operations                  664,170    (855,506)   1,656,189     (857,581)
Interest Expense                   -           -            -       (1,950)
Investment Income              8,064       9,596       23,746       26,738
Other Income                  80,670      65,272      185,849      169,162
Equity in Earnings of
 MIDSOUTH Partners           141,223      26,574      554,600      177,340

Earnings (Loss) Before
 Income Taxes and Non-
 owned Interest              894,127    (754,064)   2,420,384     (486,291)
Provision (Credit) for
 Income Taxes                365,000    (296,000)     971,000     (191,000)

Earnings (Loss) Before
 Non-owned Interest          529,127    (458,064)   1,449,384     (295,291)
Non-owned Interest in
 (Earnings) Loss of Con-
 solidated Subsidiary         (3,860)        268       (7,458)        (496)

Earnings (Loss) from
 Continuing Operations       525,267    (457,796)   1,441,926     (295,787)
Estimated Loss on
 Disposal of Cement
 Mortar Lining Service
 Capability - Net of
 income tax credit of
 $27,000                           -           -            -      (43,000)

Net Earnings (Loss)       $  525,267  $ (457,796) $ 1,441,926  $  (338,787)

Net Earnings (Loss) Per
 Share
Earnings (Loss) from
 Continuing Operations    $      .12  $     (.11) $       .33  $      (.07)
Estimated Loss on
 Disposal of Discon-
 tinued Operations                 -           -            -         (.01)
Net Earnings (Loss)
 Per Share                $      .12  $     (.11) $       .33  $      (.08)

See notes to condensed consolidated financial statements.


                     INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           March 31,       June 30,
                                             1995           1994
ASSETS

Current Assets:

  Cash and short-term investments        $ 1,726,157     $   788,402
  Accounts receivable                      4,511,483       4,974,099
  Inventory - raw materials                  986,034         764,938
  Prepaid and refundable income taxes         53,428         428,239
  Prepaid expenses                           299,312         188,069
    Total Current Assets                   7,576,414       7,143,747

Investment in and Advances to MIDSOUTH
  Partners                                 1,297,528         866,178
Property, Plant and Equipment - at cost
  less accumulated depreciation            8,987,210       8,699,078
Other Assets                                  75,000          87,000
    Total Assets                         $17,936,152     $16,796,003





















See notes to condensed consolidated financial statements.

                     INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                              (continued)

                                             March 31,      June 30,
                                               1995            1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                         $   788,174     $ 1,250,154
  Accrued compensation and related
    expenses                                   914,273       1,108,411
  Income taxes payable                         490,768          26,226
  Dividends payable                                  -         217,843
    Total Current Liabilities                2,193,215       2,602,634
Deferred Income Taxes                        1,038,000         919,000
    Total Liabilities                        3,231,215       3,521,634


Non-owned Interest in Consolidated
 Subsidiary                                          -          11,358

Stockholders' Equity:

  Common Stock - $.04 Par value;
    10,000,000 shares authorized;
    4,387,163 and 4,387,063 shares
    issued; 4,059,266 and 4,059,166
    shares outstanding                        175,486         175,482
  Class B Common Stock - $.04 Par
    value; 800,000 shares authorized;
    297,596 and 297,696 shares issued
    and outstanding                            11,904          11,908
  Additional Paid-in Capital                4,000,424       4,000,424
  Retained Earnings                        11,706,736      10,264,810
                                           15,894,550      14,452,624
  Less Cost of 327,897 shares of
    common stock in treasury                1,189,613       1,189,613

    Total Stockholders' Equity             14,704,937      13,263,011
    Total Liabilities and
      Stockholders' Equity                $17,936,152     $16,796,003

See notes to condensed consolidated financial statements.

                     INSITUFORM EAST, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Nine Months Ended
                                                    March 31,
                                              1995            1994
Cash Flows from Operating Activities:
  Earnings (loss) from continuing
   operations                              $ 1,441,926    $ (295,787)
  Estimated loss on disposal                         -       (43,000)
  Net earnings (loss)                        1,441,926      (338,787)
  Adjustments for noncash items
   included in net earnings (loss):
    Depreciation and amortization              763,325       759,771
    Undistributed earnings of MIDSOUTH
     Partners                                 (554,600)     (177,340)
    Non-owned interest in earnings
     of consolidated subsidiary                  7,458           496
    Deferred income taxes                      119,000       406,000
  Cash effect of changes in:
    Receivables                                462,616       313,067
    Inventories                               (221,096)       81,827
    Other current assets                       263,568       (13,577)
    Payables and accruals                     (191,576)     (779,557)
Net cash provided by operating
  activities                                 2,090,621       251,900

Cash Flows from Investing Activities:
  Capital expenditures, net                 (1,039,457)     (348,918)
  Cash distribution from MIDSOUTH
    Partners                                   123,250             -
  Acquisition of non-owned interest
    in consolidated subsidiary                 (18,816)            -
  Disposal of net assets of discon-
    tinued service line                              -       134,360
Net cash used in investing activities         (935,023)     (214,558)

Cash Flows from Financing Activities:
  Proceeds from line of credit advances              -       600,000
  Repayment of line of credit advances               -      (600,000)
  Dividends paid                              (217,843)     (217,843)
Net cash used in financing activities         (217,843)     (217,843)
Net Increase (Decrease) in Cash and
  Short-term Investments                       937,755      (180,501)
Cash and short-term investments at
  beginning of period                          788,402     1,890,947
Cash and short-term investments at
  end of period                            $ 1,726,157    $1,710,446

Supplemental disclosure of cash flow information:
  Interest paid                            $         -    $    1,950
  Income taxes paid (refunded)             $    12,647    $ (682,148)


See notes to condensed consolidated financial statements.

                   INSITUFORM EAST, INCORPORATED
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

1.  Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 1995, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1995 and 1994 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1994 (unaudited) has been derived from the Company's June 30, 1994 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 audited financial statements. The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of full year operating results.

2.  Computation of Net Earnings Per Share

     Net earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,377,221 and 4,361,587 were used in computing net earnings per share for the three months ended March 31, 1995 and 1994, respectively; 4,365,588 and 4,358,437 shares were used in computing net earnings per share for the nine months ended March 31, 1995 and 1994, respectively.

3.  MIDSOUTH Partners

     MIDSOUTH Partners, a Tennessee general partnership organized in December 1985, is the Insituform process licensee for Tennessee, most of Kentucky and Northern Mississippi. The Company's 42.5% investment in MIDSOUTH Partners is accounted for using the equity method. Summarized results of operations for MIDSOUTH Partners are as follows:


                       Three Months Ended     Nine Months Ended
                            March 31,               March 31,
                        1995       1994         1995         1994
Revenues            $2,132,577  $1,323,362   $6,515,334  $4,844,116

Gross Profit        $  585,736  $  303,808   $2,059,480  $1,119,837

Partnership Net
  Earnings          $  332,291  $   62,527   $1,304,942  $  417,450


4.  Discontinued Operations

     The Company adopted a formal plan to discontinue providing cement mortar lining services on June 11, 1993. This plan included declining to bid on future cement mortar lining contracts, fulfilling existing commitments and selling remaining equipment and materials associated with this service capability. The Company substantially completed two existing contracts in progress and sold substantially all remaining equipment and materials during the year ended June 30, 1994.

     During the quarter and year ended June 30, 1993, the Company established an estimated loss on the disposal of discontinued operations of -$391,000 (net of income tax benefit of $250,000). The estimated loss on disposal was increased -$43,000 (net of income tax benefit of $27,000) during the three months ended September 30, 1993 to increase the provision for additional operating losses to complete remaining cement mortar lining contracts during fiscal 1994.

     Operating results from cement mortar lining activities for the three months and nine months ended March 31, 1994 are presented separately in the accompanying Condensed Consolidated Statements of Operations. There were no sales revenues from cement mortar lining activities during the three months ended March 31, 1994. Sales revenues from cement mortar lining activities for the nine months ended March 31, 1994 were $830,822. Sales revenues from cement mortar lining activities are not included in sales in the accompanying Condensed Consolidated Statements of Operations.

5.  Subsequent Event

     On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ
Corporation ("Enviroq"), including Enviroq's 42.5% interest in
MIDSOUTH Partners which is held through Enviroq's special purpose subsidiary, E-Midsouth, Inc. Under the MIDSOUTH Partners'

Partnership Agreement, it is an event of default if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq, which resulted in a change in the control of Enviroq and E-Midsouth, Inc. was made without the prior written consent of the Partnership's two other partners, special purpose subsidiaries of the Company and Insituform Technologies, Inc. ("ITI").

     The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach or seek dissolution of the partnership, among other alternatives. The Company has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. Separately, on April 4, 1995, ITI affiliated companies initiated action against Enviroq and IMA in Tennessee Chancery Court regarding ITI's rights as licensor to withhold consent to the assignment of Insituform and NuPipe license agreements. Simultaneously with the initiation of its suit, ITI entered into agreements with IMA and Enviroq to postpone, through April 30, 1995 (subsequently extended through May 31, 1995), the Tennessee court proceedings as well as any other assertion by ITI of its rights under Insituform and NuPipe license agreements and its rights under the MIDSOUTH Partners' Partnership Agreement.

     Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview and Outlook

     The Company recognized net earnings of $525,267 ($0.12 per share) from $5.3 million in sales for the third quarter of fiscal 1995 ended March 31, 1995, producing net earnings of $1,441,926 ($0.33 per share) from sales of $15.5 million for the first nine
months   of  fiscal  1995.  The  Company   recognized  a  loss  of
- - -$457,796 (-$0.11 per share) from sales of $2.2 million for the third quarter of fiscal 1994 ended March 31, 1994, resulting in a net loss of -$338,787 (-$0.08 per share) from $9.9 million in sales for the first nine months of fiscal 1994. The Company attributed its improved fiscal 1995 operating results to increased sales, expanded production capabilities and improved comparable period operating results from MIDSOUTH Partners. In addition, third quarter fiscal 1994 operating results were adversely affected by a combination of severe weather conditions and delays in customer work releases.

     While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the favorable results experienced during the last four quarters are presently anticipated to continue throughout the remainder of calendar 1995.

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, enticing ever more entrants and products hoping that cheapest price alone will permit them to succeed in a market otherwise dominated by Insituform. The Company is encouraged that, in response, many of its municipal, federal government and industrial customers are increasingly implementing improved procurement specifications and product evaluation criteria emphasizing technical value instead of simply low price. The Company continues to believe that customers and consulting engineers using such improved purchasing criteria help to ensure long term solutions to their infrastructure needs by clearly differentiating proven products such as Insituform from cheaply priced trenchless substitutes with quality, technical and other risks not equally tested by time or independent third parties.

     The principal factor affecting the Company's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs remain semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of depressed or low margin sales. Conversely, at normal margins, increases in period sales can significantly leverage positive earnings.

Results of Operations

Three Months Ended March 31, 1995 Compared with Three Months Ended
March 31, 1994

     The Company recognized net earnings of $525,267 ($0.12 per share) for the third quarter of fiscal 1995 ended March 31, 1995, as compared to a net loss of -$457,796 (-$0.11 per share) for the third quarter of fiscal 1994 ended March 31, 1994. The Company's improved comparable period operating results are primarily a result of increased sales, expanded production capabilities and improved comparable period operating results from MIDSOUTH Partners.

     Sales increased 145% from $2.2 million for the three months ended March 31, 1994 to $5.3 million for the three months ended March 31, 1995. This increase was due in part to an expanded production capacity associated with the Company adding an additional installation crew to its Operations Group during the second quarter of fiscal 1995. In addition, third quarter fiscal 1994 sales were adversely affected by a combination of severe weather conditions and delays in customer work releases.

Cost of sales increased 63% in the third quarter of fiscal
1995 as compared to the third quarter of fiscal 1994. As a result, gross profit as a percentage of sales increased from a negative gross profit of 1% for the third quarter of fiscal 1994 to a gross profit of 33% of sales for the third quarter of fiscal 1995. The increase in gross profit as a percentage of sales is due primarily to the absorption of semi-fixed operating costs over increased sales.

     Selling, general and administrative expenses increased
$239,622 (28%) for the third quarter of fiscal 1995 as compared to the third quarter last year, primarily as a result of additional costs associated with expanded operating activities.

     The Company's equity in the operating results of MIDSOUTH Partners increased from pretax earnings of $26,574 for the third quarter of fiscal 1994 to pretax earnings of $141,223 for the third quarter of fiscal 1995 primarily as a result of a 61% increase in comparable period revenues from $1.3 million to $2.1 million.

     The total value of uncompleted contract awards from customers was approximately $13.8 million at March 31, 1995 as compared to $16.2 million at March 31, 1994. The twelve-month backlog at March 31, 1995 was approximately $11.4 million as compared to $8.1 million at March 31, 1994. The total value of uncompleted contracts at March 31, 1995 and 1994 includes work not estimated to be released and installed within twelve months as well as potential work in term contract awards which may or may not be fully ordered by contract expiration. Twelve-month backlog for MIDSOUTH Partners was approximately $3.5 million and $2.4 million at March 31, 1995 and 1994, respectively. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of annual term contract renewals and other project awards.

Nine Months Ended March 31, 1995 Compared with Nine Months Ended
March 31, 1994

     The Company realized net earnings of $1,441,926 ($0.33 per share) for the first nine months of fiscal 1995 as compared to a loss from continuing operations of -$295,787 (-$0.07 per share) and a net loss of -$338,787 (-$0.08 per share) for the first nine months of fiscal 1994. The Company's improved comparable nine month operating results are primarily a result of improved comparable third quarter results.

     Sales increased 57% for the first nine months of fiscal 1995 compared with the first nine months of fiscal 1994. Cost of sales increased 35% for the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994. This resulted in a gross profit of 30% for the first nine months of fiscal 1995 as compared to a gross profit of 18% for the first nine months of fiscal 1994. This increase in gross profit as a percentage of sales is due primarily to the absorption of semi-fixed operating costs over increased sales for the first nine months of fiscal 1995.

     Selling, general and administrative expenses increased 13% in the nine months ended March 31, 1995 as compared to the first nine months of fiscal 1994 primarily as a result of additional costs associated with expanded operating activities. Selling, general and administrative expenses as a percentage of sales decreased from 26% of sales for the first nine months of fiscal 1994 to 19% of sales for the first nine months of fiscal 1995 primarily from the dilutive effect of increased sales.

     The Company's equity in the earnings of MIDSOUTH Partners increased from pretax earnings of $177,340 for the first nine months of fiscal 1994 to pretax earnings of $554,600 for the first nine months of fiscal 1995 primarily as the result of a 34% increase in comparable period revenues from $4.8 million to $6.5 million.

Financial Condition

     The Company's operating activities provided $2,090,621 in cash during the first nine months of fiscal 1995 as compared to $251,900 in cash provided from operating activities during the first nine months of fiscal 1994. The increase in cash provided from operating activities for the nine months ended March 31, 1995 is primarily the result of improved comparable period operating results.

     During the first nine months of fiscal 1995, the Company expended $1,039,457 for equipment purchases and other capital improvements, received a $123,250 cash distribution from MIDSOUTH
Partners and paid $217,843 in dividends to shareholders.

     The Company's financial liquidity remained strong as the Company's cash position improved almost $800,000 to $1.7 million during the nine months ended March 31, 1995. In addition, working capital improved from $4.5 million to almost $5.4 million and the Company's current ratio improved from 2.75 to 1 to 3.45 to 1 during the first nine months of fiscal 1995.

     The Company anticipates that maintaining and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance the cash requirements of future capital expenditures.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Not applicable.

(b)  Reports on Form 8-K

     None.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INSITUFORM EAST, INCORPORATED
                          (Registrant)


Date  May 12, 1995                      /s/ Robert W. Erikson
                                        Robert W. Erikson
                                        President



Date  May 12, 1995                      /s/ Raymond T. Verrey
                                        Raymond T. Verrey
                                        Chief Financial Officer