Form 10-Q/A
period 1995-03-31
INSITUFORM EAST INC
filed 1995-07-17
CIK 355431

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q/A

                         AMENDMENT NO. 1

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:            March 31, 1995

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

Commission file number:                                     0-10800


                   INSITUFORM EAST, INCORPORATED
     (Exact name of registrant as specified in its charter)


           Delaware                              52-0905854
 (State or other jurisdiction of               (IRS Employer
  incorporation or organization)           Identification Number)

         3421 Pennsy Drive
         Landover, Maryland                        20785
(Address of principal executive offices)         (Zip Code)


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

                         Yes    X      No  _____

As of May 1, 1995, the following number of shares of each of the issuer's classes of common stock and were outstanding:

          Common Stock             $.04 Par Value      4,059,266
          Class B Common Stock     $.04 Par Value        297,596



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Insituform East, Incorporated
                                       (Registrant)

                              By: /s/Robert W. Erikson
                                  Robert W. Erikson
                                  President


                                  /s/Raymond T. Verrey
                                  Raymond T. Verrey
                                  Chief Financial Officer




July 17, 1995
(Date)












                                2