Form 10-K
period 1995-06-30
INSITUFORM EAST INC
filed 1995-09-28
CIK 355431

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934                           [FEE REQUIRED]
For the fiscal year ended:                                     June 30, 1995
                                  OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934                           [NO FEE REQUIRED]
For the transition period from ____________________ to _____________________
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

Registrant's telephone and fax numbers,
including area code: (301) 386-4100  (tel)
                     (301) 386-2444  (fax)
                     (301) 773-4560  (24-hour public
                                     information Fax Vault System)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.04 per share
            Class B Common Stock, par value $.04 per share
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes   X   No  ___

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 8, 1995, was $13,852,050.

As of September 8, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:

                 Common Stock            4,059,266
                 Class B Common Stock      297,596
                 Total                   4,356,862

                 Documents Incorporated by Reference:

                                 None
Total number of pages of this report: 41  Index to Exhibits located at page: 38

                        TABLE OF CONTENTS

PART I                                                                                Page
Item 1.       Business                                                                 3

Item 2.       Properties                                                               7

Item 3.       Legal Proceedings                                                        8

Item 4.       Submission of Matters to a Vote of Security Holders                      8

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters    9

Item 6.       Selected Financial Data                                                 10

Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                11

Item 8.    Financial Statements and Supplementary Data                                13

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                   13

PART III

Item 10.   Directors and Executive Officers of the Registrant                         28

Item 11.   Executive Compensation                                                     30

Item 12.   Security Ownership of Certain Beneficial Owners and Management             35

Item 13.   Certain Relationships and Related Transactions                             37

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K            38

               __________________________________

                          CONSOLIDATED
                    STATEMENTS OF OPERATIONS
                       AND BALANCE SHEETS

                      Pages 15 through 16

              __________________________________

                              PART I


Item 1.  Business

(a)  General Development of Business

     Insituform East, Incorporated (the "Company" or "Registrant") was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(registration symbol) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company has been primarily engaged in the business of rehabilitating underground sewers and other pipelines using the Insituform process.

     Between 1982 and 1986, the Company added western Pennsylvania, Ohio, three Kentucky counties and West Virginia to its original Insituform licensed territory of Maryland, Virginia, the District of Columbia, Delaware and eastern Pennsylvania.

     In December 1985, MIDSOUTH Partners was organized as a Tennessee General Partnership with the Company holding a 42.5% general partnership interest. MIDSOUTH Partners is the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi.

     In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory.

     In May 1989, the Company acquired an 80% interest in TRY TEK Machine Works, Inc. ("TRY TEK"). TRY TEK, located in Hanover, Pennsylvania, was founded in September 1985 to custom design and build special machinery, including machinery used in the Insituform process. The Company acquired an additional 10% interest in TRY TEK in February 1993 and the remaining 10% interest in TRY TEK in March 1995.

     In December 1990, the Company acquired an exclusive license for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(registration symbol) process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

     In September 1991, the Company added cement mortar lining of potable water lines to its service capability. On June 11, 1993, the Company adopted a formal plan to discontinue providing cement mortar lining services, primarily as a result of continuing operating losses and significant decreases in market prices in this already traditionally low margin industry. This formal plan, which consisted primarily of the completion of two contracts in progress and the disposal of remaining equipment and materials, was substantially completed in June 1994.

(b)  Financial Information about Industry Segments

     Substantially all of the Company's revenue, operating profit and identifiable assets through June 30, 1995 are attributable to the rehabilitation and repair of underground sewers and other pipelines, the Company's only business segment.

(c)  Narrative Description of Business

     The Company is primarily engaged in the business of rehabilitating underground sewers and other conduits -- including waste water, storm water, and industrial process pipelines -- using the Insituform process. The Insituform process utilizes a polyester fiber-felt material, the Insitutube(registration symbol) material, coated with polyurethane and impregnated with a liquid, thermosetting resin. The Insitutube material is inserted in the pipe through an existing manhole or other access point. By use of an inversion tube and cold water pressure, the Insitutube material is forced through the pipeline, turned inside out and pressed firmly against the inner wall of the damaged pipeline. When the Insitutube material is fully extended, the cold water within the tube is recirculated through a boiler in a truck. The heated water cures the thermosetting resin to form a hard, jointless, impact and corrosion resistant Insitupipe(registration symbol) product within the original pipe. Lateral or side connections are then reopened by use of the Insitucutter(registration symbol) device, a remote-controlled cutting machine.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

     On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.), through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. The Company is a sublicensee of Insituform Technologies, Inc. ("ITI"). The Company has entered into six sublicense agreements with ITI which grant the Company rights to perform the Insituform process in Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania, West Virginia, and three Kentucky counties. The Company can perform the Insituform process in other locations subject to payment of additional royalties.

     The sublicense agreements require the Company to pay ITI a royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. In the event the Company performs the Insituform process outside its territory, the sublicense agreements require it to pay a royalty of from 8% to 12% of the gross contract price to the independent sublicensee of such other territory, if any, in addition to all royalties due ITI.

     The sublicense agreements extend for the life of the underlying patents or patent rights, including any improvements or modifications extending such life. The agreements may be terminated by the Company upon two calendar quarters written notice to ITI. The agreements may only be canceled by ITI in certain events. In addition, ITI has the right to approve the quality and specifications of equipment and materials not purchased directly from ITI.

     On May 1, 1987, the Company entered into a supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube material requirements from ITI. The agreement automatically renews annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously being fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreement. The continuing agreement currently extends through April 30, 1996.

     In December 1990, the Company entered into a license agreement with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe process and trademark. The Company has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the process and to purchase certain installation equipment and installation materials from ITI.

     TRY TEK manufactures Insitucutter devices for sale to ITI and the Company under an agreement with ITI, the Insitucutter patent holder. Unless otherwise terminated, this agreement will continue until April 14, 1997, the date of expiration of the Insitucutter device patent.
                                    4

     In 1981, the Company was assigned the rights to an agreement (the SAW Agreement) regarding the introduction of potential Insituform process sublicensees to ITI. In connection with the introduction of current
Insituform process sublicensees to ITI, the Company receives quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the Company's licensed territory and the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama.

PATENTS

     The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 53 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2013. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994, a patent relating to the Insitutube material will expire in May 2001 and a primary method patent relating to the Insitutube saturation process expires in February 2001.

     Although management of the Company believes these patents are important to the business of the Company, there can be no assurance that the validity of the patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform process. It is possible that the Company's business could be adversely affected upon expiration of the patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company has relied on the strength and validity of these patents, the Company's significant installation experience with the Insituform process and its degree of market penetration in its licensed territory should enable the Company to compete effectively in the pipeline rehabilitation market in the future as older patents expire or become obsolete.

CUSTOMERS

     The Company performs services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been municipalities, state agencies or regional authorities. During the year ended June 30, 1995, Federal Government contracts (collectively), the Metropolitan Sewer District ("MSD") of Greater Cincinnati, Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's revenues. During the fiscal year ended June 30, 1994, Federal Government contracts (collectively) accounted for 15% of the Company's revenues. During the year ended June 30, 1993, contracts with the City of Richmond, Virginia; Fairfax County, Virginia and the Washington Suburban Sanitary Commission ("WSSC") accounted for 15%, 12% and 11%, respectively, of the Company's revenues.

SUPPLIERS

     The Company's materials and equipment are generally available from several suppliers. However, the Company believes that ITI is presently the sole source of proprietary Insitutube material and, therefore, the Company is presently dependent upon ITI for its supply of Insitutube material. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. The Company presently maintains an annually renewed supply agreement with ITI for Insitutube material (see "Relationship with Insituform Technologies, Inc." above).

REVENUE RECOGNITION, CONTRACT AWARDS AND BACKLOG

     The Company recognizes revenues using the units of completion method as pipeline sections are rehabilitated using the Insituform process. An Insituform process installation is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.
                                 5

     The total value of all uncompleted and multi-year contract awards from customers was approximately $11.9 million at June 30, 1995 as compared to $17.0 million at June 30, 1994. The twelve-month backlog at June 30, 1995 was approximately $11.5 million as compared to $11.1 million at June 30, 1994. The total value of all uncompleted and multi-year contracts at June 30, 1995 and 1994 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

MIDSOUTH PARTNERS

     MIDSOUTH Partners was organized as a Tennessee general partnership in December of 1985 and began operations February 1, 1986. The following corporations are its general partners:

                                                                 Interest in
                                                              Profits and Losses
     Insitu, Inc. (a subsidiary of the Company)                       42.5%
     E-Midsouth, Inc. (a subsidiary of Enviroq  Corporation)          42.5%
     Insituform California, Inc. (a subsidiary of ITI)                15.0%

     MIDSOUTH Partners operates as the Insituform process sublicensee for Tennessee, most of Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. MIDSOUTH Partners had a twelve-month backlog of approximately $4.1 million and $5.0 million at June 30, 1995 and 1994, respectively.

COMPETITION

     The general pipeline reconstruction, rehabilitation and repair business is highly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies.

     Traditional Methods. The Insituform process conceptually competes with traditional methods of pipe rehabilitation including full replacement, point repair and sliplining. The Company believes the Insituform process usually offers a cost advantage over full replacement as well as the practical advantage of avoiding excavation. In addition, the Insituform process also offers qualitatively better rehabilitation than sliplining which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States. The Company considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with the Insituform process. As a practical matter, competition for the Company typically begins at the point an end user has conceptually determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

     Trenchless Cured-in-Place Technologies.   Over the years, the Company has
witnessed a continuing introduction of alternative cured-in-place technologies, none of which the Company believes has been able to offer the quality or technical and other merits inherent in the Insituform process. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its licensed territory.

     Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the Company's Insituform process installations over the past seventeen years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers consider a modified sliplining technique to be an acceptable rehabilitation alternative.

     Other Trenchless Technologies. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that the successful, in the ground, over twenty years proven performance of the Insituform process continues to present a significant advantage over these alternative trenchless products.

     The principal areas of competition in general pipeline reconstruction, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity and the price. The Company believes that the Insituform process competes favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install an Insitupipe product with little or no excavation at prices typically at or below traditional open trench replacement methods is of substantial competitive advantage. Further, and despite a small reduction in pipe diameter resulting from the installation of the Insitupipe product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

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

SALES AND MARKETING

     The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The Company's sales and marketing team includes five sales engineers primarily serving municipal customers and one sales engineer primarily serving industrial market customers. Sales engineers are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

RESEARCH AND DEVELOPMENT

     The Company is confident of its present capability to provide rehabilitation services to its customers primarily using the Insituform process and relies on its licensor, ITI, for major research and development projects. On a continuing basis, however, the Company expends engineering efforts to improve installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

     The Company does not anticipate any material impediments in the use of the Insituform process arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.

EMPLOYEES

     At June 30, 1995, the Company employed 129 persons. None of the Company's employees are represented or covered by collective bargaining agreements.

Item 2.  Properties

     The Company owns four buildings totaling 76,700 square feet situated on a
15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company. After completing construction of a 31,700 square foot Maintenance and Shop building in fiscal
1990, the Company renovated and expanded its warehousing, production capabilities and administration and executive offices during fiscal 1991 and 1992.

     The Company also leases a 13,000 square foot branch facility in the Cincinnati, Ohio metropolitan area to service operations in the western region of its licensed territory.

     TRY TEK owns 13,885 square feet of land in Hanover, Pennsylvania, with 6,139 square feet of manufacturing, administration and storage facilities housed in three buildings.

Item 3.  Legal Proceedings

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                            PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

(a)  Market Information

     (i)  Common Stock

     The Company's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") National Market System ("NMS"). Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together. Quotations for such shares are reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the trading symbol INEI.

     The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 1995 as reported by NASDAQ:

                  Bid Prices* For Common Stock
     Quarter Ended                High                    Low
     1993
       September 30               $2.88                  $2.19
       December 31                $2.88                  $1.88

     1994
       March 31                   $3.38                  $2.38
       June 30                    $3.00                  $2.50
       September 30               $2.88                  $2.50
       December 31                $2.94                  $2.38

     1995
       March 31                   $4.25                  $2.50
       June 30                    $4.75                  $2.88

_____________________
* Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (ii)  Class B Common Stock

     There is no public trading market for shares of the Company's Class B Common Stock. Holders of shares of Class B Common Stock have ten votes per share on all matters with the exception of voting power to elect directors. With respect to election of directors, holders of Class B Common Stock, voting separately as a class, are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

(b)   Holders

     As of August 25, 1995, there were 924 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)   Dividend Policy

     On June 9, 1995 the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1995, payable July 14, 1995.

     On June 10, 1994 and June 11, 1993, the Company declared cash dividends of five cents per share on its shares of Common Stock and five cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1994 and 1993, respectively, payable July 15, 1994 and 1993, respectively.

     The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that dividends will be declared annually with a record date of June 30th and a payment date of July 15th.

Item 6.  Selected Financial Data

     The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

(in thousands, except per share and return on equity amounts)

                                                         Years Ended June 30,
                                        1995        1994        1993        1992        1991
SUMMARY OF OPERATIONS:
Sales                                    $21,594     $14,804     $13,105     $19,376     $21,295
Gross profit                             $ 6,578     $ 3,327     $ 2,199     $ 6,206     $ 6,970
Earnings (loss) before income
     taxes                               $ 3,496     $   243     $(1,398)    $ 1,671     $ 2,760
Net earnings (loss) from continuing
     operations                          $ 2,120     $   147     $  (849)    $ 1,037     $ 1,693
Net earnings (loss)                      $ 2,120     $   147     $(1,812)    $   755     $ 1,693
Net earnings (loss) per share from
     continuing operations               $  0.48     $  0.03     $ (0.20)    $  0.23     $  0.38
Net earnings (loss) per share            $  0.48     $  0.03     $ (0.42)    $  0.17     $  0.38
Weighted average number of
     shares                                4,377       4,360       4,362       4,405       4,486
Dividends declared per share:
     Common Stock                        $  0.06     $  0.05     $  0.05     $  0.05     $  0.05
     Class B Common Stock                $  0.06     $  0.05     $  0.05     $  0.05     $  0.05

FINANCIAL POSITION:
Working capital                          $ 5,412     $ 4,541     $ 4,255     $ 5,698     $ 9,109
Total assets                             $19,480     $16,796     $16,731     $19,206     $21,765
Long-term debt                           $    --     $    --     $    --     $    --     $ 3,142
Stockholders'  equity                    $15,122     $13,263     $13,333     $15,458     $15,111

OTHER:
Average stockholders' equity
     (Weighted average equity during
     the year exclusive of current
     earnings [loss])                    $13,247     $13,322     $15,375     $15,010     $13,774
Return on equity
     (Net earnings [loss] divided by
     average stockholders' equity as
     defined above)                         16.0%        1.1%      (11.8%)       5.0%       12.3%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company recognized record sales of $21,594,313 (up 46%), near-record net earnings of $2,120,108 ($0.48 per share), and a six-year high in the rate of return on equity to stockholders (16%) for the Company's fiscal year ended June 30, 1995. The Company recognized net earnings of $147,377 ($0.03 per share) from sales of $14.8 million for the fiscal year ended June 30, 1994.
The Company attributed its significantly improved fiscal 1995 operating results to increased sales at normal margins from all market sectors -- municipal, federal government and industrial -- of its pipeline rehabilitation market, to expanded production capabilities and to improved comparable period operating results from MIDSOUTH Partners.

     While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the favorable results experienced during fiscal 1995 are presently anticipated to extend through fiscal 1996. The Company intends to further expand its production capabilities during fiscal 1996 both to increase its Insituform installation capacity and to further extend its ability to provide complimentary products and services to its trenchless rehabilitation customers.

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Conversely, the Company is encouraged that a majority of its municipal, federal government and industrial customers already use or are implementing ever-improving procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In value and quality based procurements, Insituform remains at an advantage. The Company continues to believe that customers and consulting engineers using quality based purchasing criteria help to ensure long term solutions to their infrastructure needs by clearly differentiating proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

     The principal factor affecting the Company's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

Results of Operations:

                                                             1995             1994             1993
Key Statistics:
          Sales (100%)                                    $21,594,313      $14,803,848      $13,105,020
          Gross Profit from Continuing Operations             30%              22%              17%
          Selling, general and administrative expenses        19%              24%              32%
          Equity in earnings of MIDSOUTH Partners              3%               1%               3%
          Net earnings (loss)                                 10%               1%             (14%)

     The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using the patented Insituform process. Although the Company does rehabilitate pipelines using the NuPipe process, does custom design and build special machinery and does perform manhole rehabilitation and pipeline cleaning and television inspection services exclusive of the Insituform process, over 95% of the Company's revenues for the years ended June 30, 1995, 1994 and 1993 came from contracts with customers to rehabilitate existing pipelines using the Insituform process.

     Sales increased $6.8 million (46%) from $14.8 million for the year ended June 30, 1994 to $21.6 million for the year ended June 30, 1995. Improved fiscal 1995 sales performance was due in part to expanded production capabilities and in part to higher utilization of all installation resources throughout the year. Sales volume increases were achieved in all three of the Company's market sectors. Sales to municipal customers accounted for 65% of fiscal 1995 revenues. Sales to federal government and industrial customers increased to 21% and 14% of total sales, respectively, for fiscal 1995.

     Sales increased $1.7 million (13%) from $13.1 million for the year ended June 30, 1993 to $14.8 million for the year ended June 30, 1994. Improved fiscal 1994 performance was due in part to increased purchasing activity from the Company's Federal government customers and increases in other rehabilitation services performed in conjunction with contracted Insituform process installations.

     Although Insituform prices vary for Insitutube sizes and other contract conditions, the Company has generally incorporated anticipated cost increases, resulting from inflation ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and net earnings.

     The Company's gross profit as a percentage of sales revenues was 30%, 22% and 17% for fiscal 1995, 1994 and 1993, respectively. The increase in fiscal 1995 gross profit margin as compared to fiscal 1994 is due primarily to the absorption of semi-fixed operating costs over increased sales in fiscal 1995. The improved fiscal 1994 gross profit margin as compared to fiscal 1993 is primarily due to improved operational efficiency and the impact of reduced semi-fixed costs on increased revenues. The favorable effect of improved efficiency and reduced semi-fixed costs was offset to some extent by the impact of increased revenues from reduced margin subcontracted services during fiscal 1994.

     Selling, general and administrative costs increased 16% in fiscal 1995 as compared to fiscal 1994 primarily as a result of costs associated with increased production activities. Selling, general and administrative expenses decreased 15% in fiscal 1994 as compared to fiscal 1993 as a result of comprehensive cost eduction programs implemented to return the Company to profitability.

     The Company's equity in the earnings of MIDSOUTH Partners operations was $738,798, $154,786 and $343,341 for fiscal 1995, 1994 and 1993, respectively.
During the years ended June 30, 1995, 1994 and 1993, MIDSOUTH Partners recognized sales revenues of $8.9 million, $6.2 million and $8.1 million, respectively. The Company's equity in MIDSOUTH Partners' earnings increased 377% from fiscal 1994 to fiscal 1995 primarily as a result of increased sales and improved gross profit margins. The 44% increase in sales was due in part to maintaining consistently high production levels throughout the year and increased sales to Federal government customers. The Partnership's gross profit margin as a percentage of sales increased from 21% in fiscal 1994 to 31% in fiscal 1995 due in part to improved production efficiency, the mix of contracts performed and the absorption of semi-fixed operating costs over increased sales. Because a substantial portion of the Partnership's costs are semi-fixed in nature, increases in period sales can significantly leverage improved earnings. The decrease in the Company's equity in MIDSOUTH Partners' earnings from fiscal 1993 to fiscal 1994 was primarily due to decreased sales volume during fiscal 1994 and the mix of contracts performed.

  As discussed further in Note 8 to the Financial Statements enclosed herein (Part II, Item 8., page 24), the Company has filed a demand for arbitration and Insituform Technologies, Inc. (ITI) has initiated litigation in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. (IMA) on April 18, 1995. ITI has agreed to postpone its litigation in connection with a joint announcement by ITI and IMA on May 24, 1995 that they had entered into a definitive agreement providing for the combination of ITI and IMA which, if consummated, would result in IMA becoming a wholly-owned subsidiary of ITI. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.
                               12

Liquidity and Capital Resources


     Key Statistics:                                  1995            1994            1993
          Working Capital                            $5,411,770      $4,541,113      $4,254,720
          Current Ratio                                2.6 to 1       2.7 to 1        2.8 to 1
          Cash Provided from (Used in) Operations    $3,587,813      $ (459,610)     $ (216,641)
          Capital Expenditures                       $1,499,325      $  631,285      $  867,601

       During the fiscal year ended June 30, 1995, $3,587,813 in cash was provided by the Company's operating activities, due in part to the Company's net earnings for the year and a $727,057 increase in Accounts Payable and Accrued Expenses. The increase in Accounts Payable and Accrued Expenses includes a $434,422 increase in income taxes payable resulting from the timing of payment of fiscal 1995 estimated federal and state income tax deposits. The Company's cash position increased $2.0 million, improving working capital to $5.4 million with a current ratio of 2.6 to 1 at June 30, 1995.

       Capital expenditures during fiscal year 1995, 1994 and 1993 included purchases of vehicles and equipment to upgrade and improve the Company's production capabilities. Fiscal year 1995 capital expenditures also included purchases of vehicles and equipment to expand production capabilities and replace aging units. Fiscal year 1994 capital expenditures also included purchases of vehicles and equipment to replace aging units.

       During fiscal 1995, 1994 and 1993, the Company declared cash dividends of $261,412, $217,843 and $217,843, respectively. During fiscal 1993, the Company expended $94,630 for the open-market purchase of 23,285 shares of its
Common Stock at an average price of $4.06 per share.   The Company also
received cash distributions of $123,250 and $340,000 from MIDSOUTH Partners in fiscal 1995 and 1993, respectively.

       The Company maintains a $3,000,000 unsecured bank line of credit to meet the Company's short-term cash flow requirements. The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance the cash requirements of future capital expenditures.

Item 8.  Financial Statements and Supplementary Data

     See pages 14 through 27, infra.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                               13

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

September 8, 1995
Washington, D.C.

                         INSITUFORM EAST, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30,
                                                                 1995           1994
                                     ASSETS


Current Assets:
     Cash and short-term investments                         $ 2,791,758     $  788,402
     Accounts receivable
          Due from customers                                   4,448,391      4,797,684
          Other                                                  227,477        176,415
     Inventories                                               1,111,202        764,938
     Prepaid and refundable taxes                                  5,276        428,239
     Prepaid expenses                                            200,926        188,069

     Total Current Assets                                      8,785,030      7,143,747
Investment in and Advances to MIDSOUTH Partners                1,481,726        866,178
Property, Plant and Equipment, at cost less
     accumulated depreciation                                  9,142,211      8,699,078
Other Assets                                                      71,000         87,000

     Total Assets                                            $19,479,967    $16,796,003



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                           $ 1,024,166    $ 1,250,154
  Accrued compensation and related expenses                    1,627,034      1,108,411
  Income taxes payable                                           460,648         26,226
  Dividends payable                                              261,412        217,843

  Total Current Liabilities                                    3,373,260      2,602,634
Deferred Income Taxes                                            985,000        919,000

  Total Liabilities                                            4,358,260      3,521,634

Non-owned Interest in Consolidated Subsidiary                          -         11,358

Commitments and Contingencies
Stockholders' Equity:
  Common stock - $.04 par value; 10,000,000 shares
    authorized; 4,387,163 and 4,387,063 shares issued;
    4,059,266 and 4,059,166 shares outstanding                   175,486        175,482
    Class B common stock - $.04 par value; 800,000 shares
    authorized; 297,596 and 297,696 shares issued and
    outstanding                                                   11,904         11,908
  Additional paid-in capital                                   4,000,424      4,000,424
  Retained earnings                                           12,123,506     10,264,810
                                                              16,311,320     14,452,624
   Less cost of 327,897 shares of common stock
     in treasury                                               1,189,613      1,189,613
   Total Stockholders' Equity                                 15,121,707     13,263,011
   Total Liabilities and Stockholders' Equity                $19,479,967    $16,796,003

See notes to consolidated financial statements.

                         INSITUFORM EAST, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended June 30,
                                            1995           1994            1993
Sales                                    $21,594,313    $14,803,848     $13,105,020
Costs and Expenses:
  Cost of sales                           15,016,598     11,476,838      10,906,131
  Selling, general and administrative      4,087,445      3,531,500       4,179,375
    Total Costs and Expenses              19,104,043     15,008,338      15,085,506

Earnings (Loss) from Operations            2,490,270       (204,490)     (1,980,486)
Investment Income                             40,670         29,045          61,123
Interest Expense                                   -         (1,950)              -
Other Income                                 225,828        265,949         177,618
Equity in Earnings of MIDSOUTH Partners      738,798        154,786         343,341

Earnings (Loss) Before Income Taxes and
  Non-owned Interests                      3,495,566        243,340      (1,398,404)
Provision (Credit) for Income Taxes        1,368,000         95,000        (543,000)

Earnings (Loss) Before Non-owned
  Interests                                2,127,566        148,340        (855,404)

Non-owned Interests in Loss (Earnings) of
  Consolidated Subsidiary                     (7,458)          (963)          6,416

Earnings (Loss) from Continuing
  Operations                               2,120,108        147,377        (848,988)

Loss from Discontinued Cement Mortar
  Lining Operations - net of income tax
  credit of $366,000                               -              -        (572,461)

Estimated Loss on Disposal of Cement
  Mortar Lining Service Capability -
  net of income tax credit of $250,000             -              -        (391,000)

Net Earnings (Loss)                      $ 2,120,108    $   147,377     $(1,812,449)

Net Earnings (Loss) Per Share:
  Earnings (Loss) from Continuing
    Operations                           $      0.48    $      0.03     $     (0.20)
  Loss from Discontinued Operations                -              -           (0.13)
  Estimated Loss on Disposal                       -              -           (0.09)

Net Earnings (Loss) Per Share            $      0.48    $      0.03     $     (0.42)

See notes to consolidated financial statements.

                         INSITUFORM EAST, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993


                                      $.04 Par
                           $.04 Par    Value
                             Value    Class B     Additional                      Common         Total
                            Common     Common       Paid-in      Retained        Stock in     Stockholders'
                             Stock      Stock       Capital      Earnings        Treasury        Equity
Balance-July 1, 1992       $175,482    $11,908    $4,000,424    $12,365,568    $(1,094,983)    $15,458,399
  Purchase of common
   stock in treasury              -          -             -              -        (94,630)        (94,630)
  Dividends declared              -          -             -       (217,843)             -        (217,843)
  Net loss for the year           -          -             -     (1,812,449)             -      (1,812,449)
Balance-June 30, 1993       175,482     11,908     4,000,424     10,335,276     (1,189,613)     13,333,477
  Dividends declared              -          -             -       (217,843)             -        (217,843)
  Net earnings for the year       -          -             -        147,377              -         147,377
Balance-June 30, 1994       175,482     11,908     4,000,424     10,264,810     (1,189,613)     13,263,011
  Conversion of Class B
   common stock                   4         (4)            -              -              -               -
  Dividends declared              -          -             -       (261,412)             -        (261,412)
  Net earnings for the year       -          -             -      2,120,108              -       2,120,108
Balance-June 30, 1995      $175,486    $11,904    $4,000,424    $12,123,506    $(1,189,613)    $15,121,707

See notes to consolidated financial statements.

                         INSITUFORM EAST, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years Ended June 30,

                                                    1995            1994            1993


Cash Flows from Operating Activities:
  Earnings (loss) from continuing operations  $  2,120,108      $   147,377      $  (848,988)
  Loss from discontinued operations                     -                -          (572,461)
  Estimated loss on disposal of service line            -                -          (391,000)
  Net earnings (loss)                            2,120,108          147,377       (1,812,449)
  Adjustments for noncash items included in
    net earnings (loss)
   Depreciation and amortization                 1,043,915        1,003,774        1,275,163
   Equity in earnings of MIDSOUTH Partners        (738,798)        (154,786)        (343,341)
   Deferred income taxes                            66,000          322,000         (390,000)
   Estimated loss on disposal of discontinued
     service line equipment                              -               -           299,685
   Non-owned interests in earnings (loss) of
     consolidated subsidiary                         7,458              963           (6,416)
Cash effect of changes in:
   Receivables                                     298,231       (2,550,454)       1,913,079
   Inventories                                    (346,264)          67,079           72,749
   Other current assets                            410,106          502,282         (895,761)
   Payables and accruals                           727,057          202,155         (329,350)
Net cash provided by (used in)
  operating activities                           3,587,813         (459,610)        (216,641)

Cash Flows from Investing Activities:
  Capital expenditures                          (1,499,325)        (631,285)        (867,601)
  Cash distributions from MIDSOUTH Partners        123,250                -          340,000
  Disposal of net assets of
    discontinued service line                            -          124,082                -
  Disposal of equipment, net                        28,277           82,111           44,392
  Acquisition of non-owned interest in
    consolidated subsidiary                        (18,816)               -                -
  Increase in other assets                               -                -          (60,000)
Net cash used in investing activities           (1,366,614)        (425,092)        (543,209)

Cash Flows from Financing Activities:
  Dividends paid                                  (217,843)        (217,843)        (219,007)
  Proceeds from line of credit advances                  -          600,000                -
  Repayments of line of credit advances                  -         (600,000)               -
  Purchase of treasury stock                             -                -          (94,630)
Net cash used in financing activities             (217,843)        (217,843)        (313,637)
Net increase (decrease) in cash and
  short-term investments                         2,003,356       (1,102,545)      (1,073,487)
Cash and short-term investments at
  beginning of year                                788,402        1,890,947        2,964,434

Cash and short-term investments
  at end of year                              $  2,791,758    $     788,402     $  1,890,947


Supplemental disclosure of cash flow
  information:
  Interest paid                               $          -    $       1,950     $          -
  Income taxes paid (refunded)                $    444,615    $    (695,661)    $    138,949

See notes to consolidated financial statements.

                  INSITUFORM EAST, INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED JUNE 30, 1995, 1994 AND 1993


1.  Summary of Significant Accounting Policies

Business Operations

     Insituform East, Incorporated (the "Company"), operating pursuant to sublicense agreements as explained in Note 8, is primarily engaged in the rehabilitation of underground sewers and other pipelines using the patented Insituform(registration symbol) process. The process involves installing a cured-in-place Insitupipe(registration symbol) product inside existing pipelines.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Insituform of Pennsylvania, Inc. and TRY TEK Machine Works, Inc.
(majority-owned prior to March 31, 1995).    All significant intercompany
accounts and transactions have been eliminated. The Company's 42.5% investment in MIDSOUTH Partners is accounted for using the equity method.

Revenue Recognition

     The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated using the Insituform process. Installation of the Insitutube(registration symbol) product is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section as considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

Cash and Short-term Investments

     Cash and short-term investments are composed of checking accounts and temporary investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. Short-term investments are stated at cost plus accrued interest which approximates market. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Substantially all inventories consist of raw materials utilized in the Insituform process.

Depreciation and Amortization

     Property and equipment placed in service after December 31, 1981 is depreciated using the straight-line method over the estimated useful lives. Property and equipment placed in service before January 1, 1982, other than office furniture and equipment, is depreciated using the double-declining balance method. The useful lives for buildings and improvements range from twenty to forty years. The useful lives for vehicles, production equipment and office furniture and equipment range from three to ten years.

     Ordinary maintenance and repairs are expensed as incurred while major renewals and betterments are capitalized. Upon sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss recognized.

Income Taxes

     The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result primarily from the temporary differences in recognizing depreciation, contract revenues, compensated absences, the estimated loss on disposal of cement mortar lining service capability and the results of operations of MIDSOUTH Partners for tax and financial reporting purposes.

2.  Accounts Receivable

     Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $25,000 at June 30, 1995 and June 30, 1994. Other accounts receivable includes expense advances to officers and employees of $9,880 and $6,729 at June 30, 1995 and 1994, respectively.

3.  Investment in MIDSOUTH Partners

     MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. On March 12, 1990, the Company transferred its general partnership interest to Insitu, Inc., a wholly-owned subsidiary of the Company. The following corporations are the current general partners of MIDSOUTH Partners:

                                                                                   Interest in
                                                                                Profits and Losses
 Insitu, Inc.                                                                       42.5%
 E-Midsouth, Inc. (a subsidiary of Enviroq Corporation)                             42.5%
 Insituform California, Inc. (a subsidiary of Insituform Technologies, Inc.)        15.0%

     MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi.

     The following is condensed financial information of MIDSOUTH Partners at June 30, 1995, 1994 and 1993, and for each of the three years in the period ended June 30, 1995:

                                               1995                1994            1993
Cash                                      $     241,094       $   210,487      $     186,382

Accounts Receivable                           2,249,690         1,162,273          1,587,521

Inventories                                     431,738           252,262            252,672

Property, Plant and Equipment, Net             1,319,303          937,901            965,647

Other Assets                                     185,097          138,807            153,928

  Total Assets                            $    4,426,922       $2,701,730       $  3,146,150

Current Accounts Payable                  $      859,489       $  533,470       $  1,299,025

Long-term Obligations Under Capital Lease         22,196           71,370            113,439

  Total Liabilities                       $      881,685       $  604,840      $  1,412,464

Revenues                                  $    8,894,746       $6,185,972      $  8,052,548

Gross Profit                              $    2,739,390       $1,303,112      $  1,324,919

Partnership Earnings                      $    1,738,347       $  364,204      $    807,861

     During the three years ended June 30, 1995, the Company received $46,800 annually for accounting and administrative services provided to MIDSOUTH Partners.

     The Company and Insituform Southeast Corp., both affiliates of general partners, have each unconditionally committed to advance funds to MIDSOUTH Partners, up to a maximum of $250,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments currently extend through December 31, 1995.

4.  Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                         June 30,
                                                     1995          1994
Land and improvements                             $ 2,018,587   $ 2,018,587

Buildings and improvements                          5,405,594     5,371,337

Automobiles, trucks, trailers and specialized
  equipment                                         6,381,331     5,435,068

Small tools, radios and machine shop equipment      2,993,920     2,823,207

Office furniture and equipment                       694,495        663,371

Leasehold improvements                                55,101          55,101

                                                  17,549,028      16,366,671

Less accumulated depreciation                      8,406,817       7,667,593

Property, plant and equipment, at cost less
  accumulated depreciation                       $ 9,142,211     $ 8,699,078

     The Company incurred repair and maintenance costs of $789,144, $532,664 and $721,825 for the years ended June 30, 1995, 1994 and 1993, respectively.

5.  Discontinued Operations

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

     The Company recognized an estimated loss on disposal of discontinued operations of -$391,000 (net of income tax benefit of $250,000) during the year ended June 30, 1993, consisting of an estimated loss on the disposal of equipment and materials used to provide cement mortar lining services ($192,000, net) and a provision for additional operating losses ($199,000, net) anticipated for the fiscal 1994 phase out period. During the year ended June 30, 1994, the Company incurred disposal costs of $391,000 (net) which were applied against the estimate. Disposal costs consisted of a loss on disposal of equipment and materials of $146,000 (net) and operating losses of $245,000
(net).

     Operating results from cement mortar lining activities for the years ended June 30, 1994 and 1993 are presented separately in the accompanying Consolidated Statements of Operations. Sales revenues from cement mortar lining activities for the years ended June 30, 1994 and 1993 were $1,080,773 and $1,460,344, respectively. These amounts are not included in sales in the accompanying Consolidated Statements of Operations.

6.  Notes Payable

     On February 3, 1992, the Company first obtained its present $3,000,000 Revolving Line of Credit facility and canceled its then-existing $3,000,000 line of credit facility with another bank. This facility, currently available to the Company through December 31, 1996, is reviewed annually. Interest on borrowings against this facility is payable monthly at the bank's prime rate. Loans against this facility are unsecured; however, the Company is required to comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants.

7.  Income Taxes

     A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income tax included in the consolidated statements of operations is as follows:

                                                          Years Ended June 30,
                                                1995             1994          1993
Statutory Federal income tax rate:                  34%            34%            34%

Income tax expense (benefit) computed at
  the statutory Federal rate                 $1,188,492       $82,736      $(475,457)

State income tax expense (benefit), net of
  Federal tax benefit (expense)                 167,141        11,147        (62,311)

Non-taxable interest income                        (517)       (4,497)       (15,008)

Non-deductible expenses                          12,884         5,614          9,776

Provision (credit) for income taxes          $1,368,000       $95,000      $(543,000)

Effective tax rate                                   39%           39%            39%

     The provision (credit) for income taxes consists of the following:

                     Years Ended June 30,
                  1995         1994        1993
Current
  Federal     $1,135,000     $20,000     $(351,000)
  State          167,000       3,000       (52,000)
               1,302,000      23,000      (403,000)

Deferred
  Federal         58,000      63,000      (122,000)
  State            8,000       9,000       (18,000)
                  66,000      72,000      (140,000)

Total         $1,368,000     $95,000     $(543,000)

     The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                         Years Ended June 30,
                                    1995            1994         1993
Depreciation                      $ 16,000       $(40,000)      $ 12,000

MIDSOUTH Partners operations       126,000        101,000       (145,000)

Deferred revenue                  (107,000)            --             --

Deferred compensation               33,000         10,000             --

Other                               (2,000)         1,000         (7,000)

Total                             $ 66,000       $ 72,000      $(140,000)

     Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following:

                                      Years Ended June 30,
                                       1995             1994
Depreciation                       $ 969,000           $953,000

MIDSOUTH Partners operations         161,000             35,000

Deferred revenue                    (107,000)                 -

Deferred compensation                (23,000)           (56,000)

Other                                (15,000)           (13,000)

Total                              $ 985,000           $919,000

8.  Commitments and Contingencies

License Agreements

     The Company has entered into six sublicense agreements with Insituform Technologies, Inc. ("ITI") which grant the Company rights to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia and three Kentucky counties. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of the Company or ITI. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed by the Company utilizing the process, less certain fees, be paid to ITI.

     In December 1990, the Company entered into a license agreement with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(registration symbol) process and trademark. The Company has committed to pay royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

     The agreements also obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for the years ended June 30, 1996 and 1995 have been waived by ITI. During the years ended June 30, 1995, 1994 and 1993, the Company incurred royalty expense of $1,354,163, $919,732 and $872,468, respectively.

Supply Agreement

     The Company entered into a supply agreement with ITI committing the Company to purchase 90% of its Insitutube material requirements from ITI. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreement. This agreement, which presently extends through April 30, 1996, is renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period.

Ohio Facility Lease Commitment

     On October 1, 1987, the Company leased approximately 13,000 square feet of office and warehouse space on a 1.49 acre site in the Cincinnati, Ohio, area as headquarters for its Ohio operations. Monthly payments of $3,863 are required during the current term of the lease expiring October 1, 1996.

Change in Control of Partner of MIDSOUTH Partners Partnership

     On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's special purpose subsidiary, E-Midsouth, Inc. Under the MIDSOUTH Partners' Partnership Agreement, it is an event of default if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq, which resulted in a change in the control of Enviroq and E-Midsouth, Inc., was made without the prior written consent of the Partnership's two other partners, special purpose subsidiaries of the Company and Insituform Technologies, Inc. ("ITI").

     The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these and other remedies. The Company has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc.
Separately, on April 4, 1995, ITI affiliated companies initiated action against Enviroq and IMA in Tennessee Chancery Court regarding ITI's rights as licensor to withhold consent to the assignment of Insituform and NuPipe license agreements. Simultaneously with the initiation of its suit, ITI entered into agreements with IMA and Enviroq to postpone, through April 30, 1995 (subsequently extended), the Tennessee court proceedings as well as any other assertion by ITI of its rights under Insituform and NuPipe license agreements and its rights under the MIDSOUTH Partners' Partnership Agreement.

     On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, if consummated, would result in IMA becoming a wholly-owned subsidiary of ITI.
The arrangements between ITI and IMA further extend the postponement of further assertion of ITI's rights resulting from IMA's acquisition of the pipeline rehabilitation business of Enviroq without the consent of ITI, except for certain procedural steps to preserve the respective rights of the parties.

     Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

Other Contingent Liabilities

     The Company performs services for the U.S. Government under contracts which are subject to audit and potential adjustment. Contract revenues are recorded in amounts which are expected to be realized at contract completion upon final settlement with U.S. Government representatives.

     The Company is a party, both as plaintiff and defendant, to claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material effect on the financial position of the Company.

9.  Stockholders' Equity

     The Company has two classes of Common Stock, which are designated as Common Stock and Class B Common Stock. Shares of Class B Common Stock are convertible at any time into shares of Common Stock on a share-for-share basis. Shares of Class B Common Stock have ten votes per share on all matters with the exception of voting power to elect directors. With respect to election of directors, holders of shares of Class B Common Stock, voting separately as a class, are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class.

     On June 9, 1995, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1995, payable July 14, 1995.

     On June 10, 1994 and June 11, 1993, the Company declared cash dividends of five cents per share on its shares of Common Stock and five cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1994 and 1993, payable July 15, 1994 and 1993, respectively.

     During the year ended June 30, 1993, the Company purchased 23,285 shares on its Common Stock at an average price of $4.06 per share. At June 30, 1995, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.  Profit Sharing Plan

     The Company has a profit sharing retirement plan for all of its employees meeting certain minimum eligibility requirements and who are not covered by a collective bargaining agreement. No employee is covered by a collective bargaining agreement. Contributions are determined annually by the Company. During the years ended June 30, 1995, 1994 and 1993, the Company recognized profit sharing expense of $183,489, $84,775 and $240,000, respectively.

11.  Net Earnings (Loss) Per Share

     Net earnings (loss) per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,376,993, 4,359,748 and 4,361,700 were used in computing earnings per share for the years ended June 30, 1995, 1994 and 1993, respectively.

12.   Stock Options

     The Company maintains three stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

     On May 20, 1985, the Board of Directors adopted the Insituform East, Incorporated Employee Stock Option Plan, which was ratified by the shareholders in February 1986. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company.

     On December 1, 1989, the shareholders of the Company adopted the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company.

     On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company.

     The following summary sets forth the activity under the 1989 and 1994 Board of Directors Plans and 1985 Employee Stock Option Plan during the past three years:

                              1994 Board of            1989 Board of
                                 Directors                 Directors               1985 Employee
                              Stock Option Plan        Stock Option Plan        Stock Option Plan
                                       Average                     Average                 Average
                                        Price Per                 Price Per               Price Per
                              Shares    Share         Shares         Share      Shares     Share
Outstanding, July 1, 1992                               210,000       $6.06     4,300      $5.50
Granted                                                  75,000        5.19        --         --
Exercised                                                    --          --        --         --
Expired                                                      --          --    (4,300)      5.50

Outstanding, June 30, 1993                              285,000        5.83        --         --
Granted                                                  60,000        2.44        --         --
Exercised                                                    --          --        --         --
Expired                                                 (60,000)       5.83        --         --

Outstanding, June 30, 1994                              285,000        5.12        --         --
Granted                      105,000      $2.63              --          --        --         --
Exercised                         --         --              --          --        --         --
Expired                           --         --         (45,000)       5.75        --         --

Outstanding, June 30, 1995   105,000      $2.63         240,000       $5.00        --    $    --

13.  Significant Customers

       The Company performs services under contract with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been municipalities, state agencies or regional authorities. During the year ended June 30, 1995, Federal Government contracts (collectively), the Metropolitan Sewer District ("MSD") of Greater Cincinnati, Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%,
respectively, of the Company's revenues.   During the year ended June 30,
1994, Federal Government contracts (collectively) accounted for 15% of the Company's revenues. During the year ended June 30, 1993, contracts with the City of Richmond, Virginia; Fairfax County, Virginia and the Washington Suburban Sanitary Commission accounted for 15%, 12% and 11%, respectively, of the Company's revenues.

14.  Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for the years ended June 30, 1995 and 1994 are presented in the following table:

                                                Three Months Ended
                                   September 30,    December 31,     March 31,      June 30,
1995                                   1994            1994            1995           1995
Sales                             $   4,894,861  $   5,324,205  $   5,316,915     $   6,058,332
Gross Profit                      $   1,248,004  $   1,633,407  $   1,746,427     $   1,949,877
Net Earnings                      $     372,138  $     544,521  $     525,267     $     678,182
Net Earnings Per Share            $        0.09  $        0.12  $        0.12     $        0.15

                                               Three Months Ended
                                   September 30,    December 31,    March 31,      June 30,
1994                                   1993             1993          1994           1994
Sales                             $   4,574,329  $   3,122,384  $   2,173,412  $   4,933,723
Gross Profit  (Loss)              $   1,420,495  $     356,555  $     (12,871) $   1,562,831
Net Earnings (Loss) from Continuing
  Operations                      $     339,514  $    (177,505) $    (457,796) $     443,164
Net Earnings (Loss)               $     296,514  $    (177,505) $    (457,796) $     486,164
Net Earnings (Loss) Per Share from
  Continuing Operations           $        0.08  $       (0.04) $       (0.11) $        0.10
Net Earnings (Loss) Per Share     $        0.07  $       (0.04) $       (0.11) $        0.11

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the name, age, principal occupation, business experience and directorship history of the directors and executive officers of Insituform East, Incorporated. The directors elected at the Company's next Annual Meeting of Stockholders will serve subject to the By-Laws and until their successors have been duly elected and qualified.

     The individuals listed below who were executive officers but not directors of the Company throughout fiscal 1995 are Raymond T. Verrey, John F. Mulhall, Gregory Laszczynski and Robert F. Hartman.

     Holders of shares of Class B Common Stock are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class. The following list designates those directors elected by holders of shares of Common Stock and those directors elected by holders of shares of Class B Common Stock.


                                                                                              Class of
                                                                                            Common Stock
 Name, Age, Principal Occupation, Business Experience                   First Became        For which
              and Directorships                                          A Director         Elected
George Wm. Erikson, Age 53 (1)                                             1984        Class B Common Stock
 Chairman, member of the Chief Executive Officer Committee
 and General Counsel since 1986, Director since 1984  and
 Chairman of the Board of Directors from 1985 to 1986;
 CERBCO, Inc. -- Chairman, General Counsel and Director
 since  1988;   CERBERONICS, Inc. -- Vice Chairman since
 1988, Chairman from 1979 to 1988, Secretary  from 1976 to
 1988, General Counsel since 1976  and Director since 1975;
 Capitol Copy Products, Inc. -- Chairman, General Counsel
 and Director since 1987.

Robert W. Erikson, Age 50 (1)                                              1985        Class B Common Stock
 President since September 1991, Vice Chairman and member of the Chief Executive Officer Committee since 1986, Vice Chairman of the Board of Directors from 1985 to 1986; CERBCO, Inc. --
 President, Vice Chairman and Director since 1988;
 CERBERONICS, Inc. -- Chairman since 1988, President from
 1977 to 1988 and Director since 1974; Capitol Copy Products, Inc.
 -- Vice Chairman and Director since 1987; Director of Palmer
 National Bancorp, Inc. and The Palmer National Bank since 1983.

Calvin G. Franklin, Age 65                                                 1994        Common Stock
 President and Chief Executive Officer of Engineering Systems
 Consultants, Inc. since 1992; Commanding General of D.C.
 National Guard from 1981 to 1992; Director of Columbia First
 Bank since 1989; Director of Signet Bank, N.A. from 1985 to 1989;
 retired Major General, U.S. Army.



Webb C. Hayes, IV, Age 47 (3)                                              1994        Class B Common Stock
 Chairman of the Board of Palmer National Bankcorp, Inc.
 and The Palmer National Bank since 1985, President and Chief
 Executive Officer since 1983; Director of CERBCO, Inc. since
 1991; Director of Capitol Copy Products, Inc. since 1992; Director of the  Federal Reserve Bank of Richmond from 1992 to 1995.

Paul C. Kincheloe, Jr., Age 54                                             1994        Class B Common Stock
   Practicing attorney and real estate investor since 1967;  Partner in the law firm of Kincheloe and Schneiderman since 1983;  Director of CERBCO, Inc. since 1991; Director of Capitol Copy Products,
   Inc. since 1992; Director of Herndon Federal Savings & Loan from
   1970 to 1983; Director of First Federal Savings & Loan of
   Alexandria from 1983 to 1989.

Jack Massar, Age 70 (2) (3)                                                1991        Class B Common Stock
  Independent  business consultant since 1991; President of
  Insituform Technologies, Inc. (formerly Insituform of North
  America, Inc.) from 1984 to 1991 (retired January 1991),  Director from 1983 to 1987; President and Director of NuPipe, Inc. from
  1988 to 1991; Director of Insituform Mid-America, Inc. from 1983 to 1991; Director of Wellington Leisure Products, Inc. from August
  1991 to June 1994

Thomas J. Schaefer, Age 57 (2) (3)                                         1981        Common Stock
   President, Chief Executive Officer and Director of Columbia First
   Bank since 1988; President and Chief Executive Officer of Signet
   Bank, N.A. from 1981 to 1988, and Director of Signet Bank, N.A.
   from 1978 to 1988; Director of CERBCO, Inc. from July 1990 to
   November 1990.

Raymond T. Verrey, Age 49
   Vice President, Treasurer and Chief Financial Officer since 1988,
   Principal Accounting Officer since 1987; employed by Touche
   Ross & Co. from 1975 to 1987, serving as an Audit Manager from
   1981 to 1987.

John F. Mulhall, Age 49
   Vice President of Sales and Marketing since 1988; Director of
   Sales and Marketing from 1987 to 1988; employed by Translogic
   Corporation, a material conveying system manufacturer, from 1972 to 1987, serving as Eastern Regional Manager from 1979 to 1987.

Gregory Laszczynski, Age 41
   Vice President of Operations since 1989, Director of Operations from 1987 to 1989; employed by FMC Corporation from 1984 to 1987, serving as a Project Engineer.

Robert F. Hartman, Age 48
   Vice President of Administration and Secretary since 1991; Vice
   President and Controller of CERBCO, Inc. since 1988; Vice
   President and Treasurer of CERBERONICS, Inc. since 1988;
   employed by Dynamac International, Inc. from 1985  to 1988, serving as Controller; employed by CERBERONICS, Inc. from 1979 to
   1985, serving as Vice President and Treasurer from 1984 to 1985.
_____________________________________________________

(1) Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
(2) Member of Audit Committee.
(3) Member of Employee Stock Option Committee.

                            29

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 1995, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

Item 11.  Executive Compensation

GENERAL

  Pursuant to the Company's By-laws, the Chief Executive Officer Committee (the "CEOC") -- consisting of the Chairman, the Vice Chairman and the President, and such other officers of the Corporation as may from time to time be determined by the Board -- performs the function of the Chief Executive Officer of the Company. Since August 30, 1991, the CEOC has consisted of George Wm. Erikson, Chairman, and Robert W. Erikson, Vice Chairman and President.

  The Company does not have a compensation committee. The CEOC, with the annual review and oversight of the Board, determines the compensation for all officers of the Company except the members of the CEOC. The Board, as a whole, considers compensation arrangements proposed by and for members of the CEOC, and pursuant to the By-laws, is the ultimate determiner of compensation arrangements for members of the CEOC. When considering CEOC compensation arrangements, Board review may be conducted with or without the presence (or participation) of the CEOC members who are also members of the Board as the Board deems appropriate under the circumstances. Resolutions of the Board determining CEOC compensation arrangements are voted upon by the Board with such CEOC members abstaining. A second vote is then taken with all directors participating.

SUMMARY COMPENSATION

  The following table sets forth information concerning the compensation paid by the Company to each of the named executive officers for the fiscal years ended June 30, 1995, 1994 and 1993:

                              SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM COMPENSATION
                                              ANNUAL COMPENSATION                       AWARDS            PAYOUTS
NAME AND                                             OTHER ANNUAL   TOTAL ANNUAL  RESTRICTED   OPTIONS/    LTIP     ALL OTHER
PRINCIPAL          FISCAL   SALARY ($)   BONUS ($)   COMPENSATION   COMPENSATION  STOCK AWARDS  SARS      PAYOUTS COMPENSATION
POSITION            YEAR                               ($) /2          ($)           ($)         (#)       ($)       ($) /3

George Wm. Erikson  1995   $196,555      $31,457       $0             $228,012         $0       15,000      $0       $12,033
Chairman &          1994    188,559        2,086        0              190,645          0       15,000       0        19,683
General Counsel\1   1993    188,000            0        0              188,000          0       15,000       0        20,004

Robert W. Erikson   1995   $196,555      $31,457       $0             $228,012         $0       15,000       0       $10,118
President \1        1994    188,559        2,086        0              190,645          0       15,000       0        18,322
                    1993    188,000            0        0              188,000          0       15,000       0        19,968

John F. Mulhall     1995   $114,993      $18,404       $0             $133,397         $0            0      $0       $ 7,926
Vice President of   1994    110,322        1,221        0              111,543          0            0       0         9,251
Sales & Marketing   1993    111,156            0        0              111,156          0            0       0        11,736

Gregory Laszczynski 1995   $109,756      $17,564       $0             $127,320         $0            0      $0       $ 8,308
Vice President of   1994    105,297        1,165        0              106,462          0            0       0         9,649
Operations          1993     97,039            0        0               97,039          0            0       0        10,192

Raymond T. Verrey   1995   $94,076       $15,056       $0             $109,132         $0            0       $0      $ 6,859
Vice President &    1994    90,254           998        0               91,252          0            0        0        7,837
Chief Financial     1993    94,154             0        0               94,154          0            0        0        9,727
Officer

Robert F. Hartman   1995   $83,664       $13,390       $0             $ 97,054         $0            0       $0      $ 5,754
Vice President of   1994    80,254           888        0               81,142          0            0        0        6,632
Administration &    1993    78,461             0        0               78,461          0            0        0        7,648
Secretary


1/     The Company's Chief Executive Officer Committee, consisting of the
       Chairman and President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.

2/ None of the named executive officers received perquisites or other personal benefits in excess of the lessor of $50,000 or 10% of his total salary and bonus.

3/ Contributions to the IEI Advantage Plan, as described on pages 31 and 32.



CASH COMPENSATION PURSUANT TO PLANS

Insituform East Employee Advantage Plan

       Insituform East maintains a noncontributory profit sharing (retirement) plan, the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"), in which all employees not covered by a collective bargaining agreement and employed with Insituform East for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement.
The IEI Advantage Plan is administered by the Insituform East Board of Directors which determines, at its discretion, the amount of Insituform East's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of Insituform East, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with social security. Each participating employee is allocated a portion of Insituform East's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% of the contribution paid vests) and are fully vested after seven years of service.

Names and Capacities in Which         Contributions for        Vested Percent
Cash Contributions Were Made          Fiscal Year 1995 1/      as of 06/30/95

George Wm. Erikson, Chairman              $10,118                    100%

Robert W. Erikson, President               10,118                    100%

John F. Mulhall, Vice President
  of Sales & Marketing                      7,263                    100%

Gregory Laszczynski, Vice
  President of Operations                   6,815                    100%

Raymond T. Verrey, Vice President
  & Chief Financial Officer                 5,475                    100%

Robert F. Hartman, Vice President of
  Administration & Secretary                4,586                     40%

All executive officers as a group
  (6 persons)                             $44,375                     N/A


   1/ Total contributions to employees of $212,646 include Insituform East's contribution of $183,489 and reallocated amounts totaling $29,157 forfeited by former participants who terminated employment with Insituform East during the fiscal year 1995.


  The IEI Advantage Plan includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. During the fiscal year ended June 30, 1995, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts.


Names and Capacities in Which         Contributions for     Vested Percent
Cash Contributions Were Made          Fiscal Year 1995      as of 06/30/95
George Wm. Erikson, Chairman              $1,915                100%

Robert W. Erikson, President               - 0 -                100%

John F. Mulhall, Vice
  President of Sales & Marketing             663                100%

Gregory Laszczynski, Vice
  President of Operations                  1,493                100%

Raymond T. Verrey, Vice President
  & Chief Financial Officer                1,384                100%

Robert F. Hartman, Vice President
  of Administration & Secretary            1,168                100%

All executive officers as a group
  (6 persons)                             $6,623                N/A

1985 Employee Stock Option Plan

       The Company adopted, with stockholder approval at the 1985 Annual Meeting of Stockholders, the Insituform East, Incorporated 1985 Employee Stock Option Plan. The purpose of the plan is to advance the growth and development of the Company by affording an opportunity to employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full-time basis is eligible for participation. The plan is administered by the Stock Option Committee consisting of Messrs. Thomas J. Schaefer, Jack Massar and Webb C. Hayes, IV.

       During fiscal year 1995, no options were granted to executive officers of the Company. All options granted under this plan in past years had expired prior to June 30, 1995.

1989 Board of Directors Stock Option Plan

       The Company adopted, with stockholder approval at the 1989 Annual Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available personnel as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The Plan is administered and options are granted by the Board of Directors.

       Each grant of options under the plan will entitle each director to whom such options are granted the right to purchase 15,000 shares of the Company's Common Stock at a designated option price, anytime and from time to time, within five years from the date of grant. Options are granted under the IEI Directors Plan each year for five years to each member of the Board of Directors serving as such on the date of grant; i.e., for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of the Company), over a five year period.

       No options available under this plan were granted to or exercised by directors of the Company during fiscal year 1995.

1994 Board of Directors Stock Option Plan

       The Company adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available personnel as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The Plan is administered and options are granted by the Board of Directors. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company.

       Each grant of options under the plan will entitle each director to whom such options are granted the right to purchase 15,000 shares of the Company's Common Stock at a designated option price, anytime and from time to time, within five years from the date of grant. Options are granted under the 1994 Board of Directors Stock Option Plan each year for five years to each member of the Board of Directors serving as such on the date of grant; i.e., for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of the Company), over a five year period.

       On December 9, 1994, options on a total of 105,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of seven directors) at a per share price of $2.625. No options available under this plan were exercised by directors of the Company during fiscal year 1995.

OPTIONS/SAR GRANTS

       No option of Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1995 under the 1985 Employee Stock Option Plan or the 1989 Board of Directors Stock Option Plan. The following table sets forth information concerning options granted to each of the named executive officers, who are also directors, during fiscal year 1995 under the 1994 Board of Directors Stock Option Plan.

               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                     Potential Realized Value at
                                                                                        Assumed Annual Rates of
                                                                                     Stock Price Appreciation for
                              Individual Grants                                              Option Term
                                        % of Total
                                        Options/SARs
                         Option/         Granted to       Exercised or
                          SARs          Employees in      Base Price       Expiration
      Name              Granted (#)     Fiscal Year       ($/Share)         Date          5% ($)       10% ($)
George Wm. Erikson      15,000 1/           14%             $2.625         12/9/99       $10,875       $24,045
Robert W. Erikson       15,000 1/           14%             $2.625         12/9/99       $10,875       $24,045

  1/ Option grants under the 1994 Board of Directors Stock Option Plans, as described on page 33.


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

       All option or Stock Appreciation Right grants made under the 1985 Employee Stock Option Plan had expired prior to fiscal year 1995. No option or Stock Appreciation Right grants made under the 1989 and 1994 Board of Directors Stock Option Plans to any of the named executive officers were exercised during fiscal year 1995. The following table sets forth information concerning option or Stock Appreciation right grants held by each of the named executive officers, who are also directors, as of June 30, 1995.

          AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                   AND FY-END OPTIONS/SAR VALUES

                                                                 Number of Unexercised            Value of Unexercised
                                                                    Options/SARs              In the Money Options/SARs
                                                                    at FY-End (#)                   at FY-End ($)
                      Shares Acquired       Value
Name                  on Exercise (#)       Realized ($)      Exercisable    Unexercisable   Exercisable   Unexercisable
George Wm. Erikson          0                   $0             75,000 1/           0           $55,313          $0

Robert W. Erikson           0                   $0             75,000 1/           0           $55,313          $0


  1/   Options exercisable under the IEI 1989 and 1994 Board of Directors Stock
 Option Plans, as described on page 33.


LONG-TERM INCENTIVE PLAN AWARDS

       The Company does not have a long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLANS

       The Company does not have any defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

       Non-officer directors of the Company are paid an annual fee of $5,000 plus $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are salaried employees receive no remuneration for their services as directors but are eligible with all other directors to participate in the 1989 Board of Directors Stock Option Plan and the 1994 Board of Directors Stock Option Plan, as described under the section entitled "Compensation Pursuant to Plans." All directors of the Company are reimbursed for Company travel-related expenses.

       Mr. Jack Massar, a director of the Company since April 1991, has a consulting agreement with the Company. Mr. Massar received $49,000 from the Company for services rendered pursuant to this agreement during fiscal year 1995.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

       There are no employment contracts between the Company and any named executive officer. There are no arrangements between the Company and any named executive officer, or payments made to an executive officer, that resulted, or will result, from the resignation, retirement or other termination of employment with the Company, in an amount exceeding $100,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

       The Company's Board of Directors does not have a Compensation Committee; the Board of Directors serves in that capacity. Messrs. George Erikson and Robert W. Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President, respectively, participate in and during fiscal 1995 participated in deliberations of the Board of Directors concerning executive officer compensation.

       Messrs. George Wm. Erikson and Robert W. Erikson are both members of the Board of Directors and executive officers of CERBCO, Inc. In their capacity as directors of CERBCO, Inc., they participate in and during fiscal 1995 participated in deliberations of the CERBCO, Inc. Board of Directors concerning executive officer compensation for CERBCO, Inc.

       Mr. Robert W. Erikson serves, and served during fiscal 1995, as a member of the Compensation Committee of the Board of Directors of The Palmer National Bank. Mr. Webb C. Hayes, IV, a director of the Company and director of CERBCO, Inc. who participates in, and during fiscal 1995 participated in, deliberations of the Company's Board of Directors and the CERBCO, Inc. Board of Directors concerning executive officer compensation for the Company and CERBCO, Inc., respectively, is Chairman of the Board and an executive officer of The Palmer National Bank.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

       The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of September 8, 1995.

                                               Number of Shares of     Outstanding % of
Name & Address of                              Class Beneficially      Class Beneficially
Beneficial Owner         Title of Class              Owned                   Owned
CERBCO, Inc.*            Common Stock               1,100,000                27.1%
3421 Pennsy Drive        Class B Common Stock         296,141                99.5%
Landover, MD 20785

Robert W. Erikson**
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

George Wm. Erikson**
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

*      Through its outstanding shares of Common Stock and Class B  Common Stock,
CERBCO, Inc. is entitled to cast 57.7% of all votes entitled to be cast on matters which holders of shares of both classes of the Company's common stock vote together.

**     Messrs. Robert W. Erikson and George Wm. Erikson own 42.4% and 37.2%,
respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc.
On the basis of their stock holdings and management positions in CERBCO, Inc., they could act together to control  either the disposition or the voting of the shares of the  Company's Common Stock and Class B Common Stock held by CERBCO,
Inc.  Messrs. Robert W. Erikson and George Wm. Erikson are brothers.


 (b)  Security Ownership of Management

       The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company's Common Stock or Class B Common Stock as of the Record Date, and with respect to all directors and officers of the Company as a group.

                                                         Amount & Nature of
                                                        Beneficial Ownership
  Name of                                              Owned       Exercisable      Percent
Beneficial Owner              Title of Class           Outright    Options          of Class
George Wm. Erikson *           Common Stock            16,500       75,000           2.2%

Robert W. Erikson  *           Common Stock                --       75,000           1.8%

Calvin G. Franklin             Common Stock                --       15,000           0.4%

Webb C. Hayes, IV              Common Stock                --       15,000           0.4%

Paul C. Kincheloe, Jr.         Common Stock                --       15,000           0.4%

Jack Massar                    Common Stock                --       75,000           1.8%

Thomas J. Schaefer             Common Stock            27,500       75,000           2.5%

All directors and officers     Common Stock            44,500 *     345,000          8.8%
     as a group (11 persons,
     including those named     Class B                   --  *         --            0.0%
     above)                    Common Stock

* See Item 12.(a) above for further discussion of the amount and nature of beneficial ownership of Messrs. G. Wm. Erikson and R. W. Erikson as CERBCO,
     Inc. shareholders.


(c)  Changes in Control

       None.

Item 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

       Not applicable.

(b)  Certain Business Relationships

       Mr. Thomas J. Schaefer, a director of the Company since 1981, is President, Chief Executive Officer and a Director of Columbia First Bank. The Company has a commercial banking relationship with Columbia First Bank including a $3,000,000 revolving line of credit which presently extends through December 31, 1996. Management of the Company believes that Columbia First Bank's fees for commercial banking services are competitive with fees charged by other area banks.

(c)  Indebtedness of Management

       Not applicable.

(d)  Transactions with Promoters

       Not applicable.

                             PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)   1.  Financial Statements included under Part II, Item 8:
                                                                    Pages
          Independent Auditors' Report on Financial Statements        14

          Consolidated Balance Sheets                                 15

          Consolidated Statements of Operations                       16

          Consolidated Statements of Stockholders' Equity             17

          Consolidated Statements of Cash Flows                       18

          Notes to Consolidated Financial Statements                19 - 27

      2.  Financial Statement Schedules:

          All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

      3.  Exhibits:


          Exhibit
          Number*                                                    Pages
          11.0  Statement re computation of per share earnings        40

          27.0   Financial Data Schedule                              41
          ______________
          * The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b)   Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INSITUFORM EAST, INCORPORATED

                                            /s/ GEORGE Wm. ERIKSON
                                                George Wm. Erikson
                                                Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature & Title            Capacity                      Date

/s/ GEORGE Wm. ERIKSON       Director and                  Sept. 26, 1995
George Wm. Erikson           Principal Executive Officer
Chairman

/s/ ROBERT W. ERIKSON        Director and                  Sept. 26, 1995
Robert W. Erikson            Principal Executive Officer
President

/s/ CALVIN G. FRANKLIN       Director                      Sept. 26, 1995
Calvin G. Franklin

/s/ WEBB C. HAYES, IV        Director                      Sept. 26, 1995
Webb C. Hayes, IV

/s/ PAUL C. KINCHELOE, JR.   Director                      Sept. 26, 1995
Paul C. Kincheloe, Jr.

/s/ JACK MASSAR              Director                      Sept. 26, 1995
Jack Massar

/s/ THOMAS J. SCHAEFER       Director                      Sept. 26, 1995
Thomas J. Schaefer

/s/ RAYMOND T. VERREY        Principal Accounting Officer  Sept. 26, 1995
Raymond T. Verrey            Principal Financial Officer
Vice President and
Chief Financial Officer