Form 10-Q
period 1995-09-30
INSITUFORM EAST INC
filed 1995-11-13
CIK 355431

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:                 September 30, 1995
                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________ to  ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X          No   __

As of November 6, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:
                     Common Stock                4,059,266
                     Class B Common Stock          297,596
                     Total                       4,356,862

                             TABLE OF CONTENTS



                                                           Page Reference
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                    3

           Condensed Consolidated Statements of Earnings
           Three Months Ended September 30, 1995 and 1994
           (Unaudited)                                             3

           Condensed Consolidated Balance Sheets
           September 30, 1995 and June 30, 1995 (Unaudited)        4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended September 30, 1995 and 1994
           (Unaudited)                                             5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                       10

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             INSITUFORM EAST, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                                1995              1994
Sales                                       $  6,208,659      $  4,894,861
                                            ------------      ------------
Costs and Expenses:
 Cost of sales                                 4,284,771         3,646,857
 Selling, general and administrative           1,122,636           863,992
                                            ------------      ------------
  Total Costs and Expenses                     5,407,407         4,510,849
                                            ------------      ------------
Earnings from Operations                         801,252           384,012

Investment Income                                 25,441             5,244
Other Income                                      72,658            48,633
Equity in Earnings of MIDSOUTH Partners          185,951           173,645
                                            ------------      ------------
Earnings Before Income Taxes and
 Non-owned Interest                            1,085,302           611,534

Provision for Income Taxes                       424,000           239,000
                                            ------------      ------------
Net Earnings Before Non-owned Interest           661,302           372,534

Non-owned Interest in Earnings of
 Consolidated Subsidiary                               -              (396)
                                           -------------     -------------
Net Earnings                               $     661,302     $     372,138
                                           =============     =============
Net Earnings Per Share                     $        0.15     $        0.09
                                           =============     =============

See notes to condensed consolidated financial statements.

                           INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               September 30,       June 30,
                                                   1995              1995
                                   ASSETS
Current Assets:
 Cash and cash equivalents                      $  1,107,453   $  2,791,758

Accounts receivable - net of allowance for
 doubtful accounts of $25,000                      6,562,305      4,675,868
Inventories - raw materials                        1,075,039      1,111,202
Prepaid and refundable income taxes                   15,490          5,276
Prepaid expenses                                     387,372        200,926
                                                 -----------    -----------
 Total Current Assets                              9,147,659      8,785,030

Investment in and Advances to MIDSOUTH Partners    1,667,677      1,481,726
Property, Plant and Equipment - at cost less
 accumulated depreciation of $8,607,791 and
 $8,406,817                                        9,112,122      9,142,211
Other Assets                                          67,000         71,000
                                                 -----------    -----------
 Total Assets                                    $19,994,458    $19,479,967
                                                 ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                $ 1,323,851    $ 1,024,166
 Accrued compensation and related expenses         1,522,013      1,627,034
 Income taxes payable                                454,585        460,648
 Dividends payable                                         -        261,412
                                                 -----------    -----------
  Total Current Liabilities                        3,300,449      3,373,260
Deferred Income Taxes                                911,000        985,000
                                                 -----------    -----------
  Total Liabilities                                4,211,449      4,358,260
                                                 -----------    -----------
Commitments and Contingencies

Stockholders' Equity:
 Common stock - $.04 par value; 10,000,000
  shares authorized; 4,387,163 shares issued;
  4,059,266 shares outstanding                      175,486        175,486
 Class B Common stock - $.04 par value; 800,000
  shares authorized; 297,596 shares issued and
  outstanding                                        11,904         11,904
 Additional paid-in capital                       4,000,424      4,000,424
 Retained earnings                               12,784,808     12,123,506
                                                -----------    -----------
                                                 16,972,622     16,311,320
 Less cost of 327,897 shares of common stock
  in treasury                                     1,189,613      1,189,613
                                                -----------    -----------
  Total Stockholders' Equity                     15,783,009     15,121,707
                                                -----------    -----------
  Total Liabilities and Stockholders' Equity    $19,994,458    $19,479,967
                                                ===========    ===========

See notes to condensed consolidated financial statements.

                           INSITUFORM EAST, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                      1995          1994
Cash Flows from Operating Activities:
 Net Earnings                                     $  661,302     $  372,138
 Adjustments for noncash items included in
  net earnings:
  Depreciation and amortization                      289,621        248,542
  Undistributed earnings of MIDSOUTH Partners       (185,951)      (173,645)
  Deferred income taxes                              (74,000)       (10,000)
  Non-owned interest in earnings of
   consolidated subsidiary                                 -            396
Cash effect of changes in:
 Receivables                                      (1,886,437)       527,155
 Inventories                                          36,163       (233,455)
 Other current assets                               (196,660)      (205,628)
 Payables and accruals                               188,601        254,663
                                                 -----------    -----------
Net cash provided by (used in) operating
 activities                                       (1,167,361)       780,166
                                                 -----------    -----------
Cash Flows from Investing Activities:
 Capital expenditures, net                          (255,532)      (186,385)
                                                 -----------    -----------
Net cash used in investing activities               (255,532)      (186,385)
                                                 -----------    -----------
Cash Flows from Financing Activities:
 Dividends Paid                                     (261,412)      (217,843)
                                                 -----------    -----------
Net cash used in financing activities               (261,412)      (217,843)
                                                 -----------    -----------
Net increase (decrease) in cash and short-term
 investments                                      (1,684,305)       375,938
Cash and short-term investments at beginning
 of period                                         2,791,758        788,402
Cash and short-term investments at end of        -----------    -----------
 period                                          $ 1,107,453    $ 1,164,340
                                                 ===========    ===========
Supplemental disclosure of cash flow information:
 Income taxes paid (refunded)                    $   514,277    $   (11,426)

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  Condensed Consolidated Financial Statements

    The Condensed Consolidated Balance Sheet as of September 30, 1995, the Condensed Consolidated Statements of Earnings for the three months ended September 30, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1995 and 1994 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) has been derived from the Company's June 30, 1995 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 audited financial statements. The results of operations for the period ended September 30, 1995 are not necessarily indicative of full year operating results.

2.  Computation of Net Earnings Per Share

    Net earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,429,817 and 4,358,845 were used in computing net earnings per share for the three months ended September 30, 1995 and 1994, respectively.

3.  MIDSOUTH Partners

    MIDSOUTH Partners, a Tennessee general partnership organized in December 1985, is the Insituform process licensee for Tennessee, most of Kentucky and Northern Mississippi. The Company's 42.5% investment in MIDSOUTH Partners is accounted for using the equity method. Summarized results of operations for MIDSOUTH Partners are as follows:

                                              Three Months Ended
                                                 September 30,
                                             1995               1994
Revenues                                  $ 2,468,639       $ 1,805,292
                                          ===========       ===========
Gross Profit                              $   701,141       $   630,868
                                          ===========       ===========
Partnership Net Earnings                  $   437,532       $   408,575
                                          ===========       ===========

    On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's special purpose subsidiary, E-Midsouth, Inc. Under the MIDSOUTH Partners' Partnership Agreement, it is an event of default, if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq, which resulted in a change in the control of Enviroq and E-Midsouth, Inc., was made without prior written consent of the Partnership's two other partners, special purpose subsidiaries of the Company and Insituform Technologies, Inc. ("ITI").

   The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies. The Company has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. and intends to seek one or more of the foregoing remedies, including replacement of a management appointee of E-Midsouth, Inc.

   Separately, on April 4, 1995, ITI affiliated companies initiated action against Enviroq and IMA in Tennessee Chancery Court regarding ITI's rights as licensor to withhold consent to the assignment of Insituform and NuPipe license agreements. Simultaneously with the initiation of its suit, ITI entered into agreements with IMA and Enviroq to postpone, through April 30, 1995 (subsequently extended), the Tennessee court proceedings as well as any other assertion by ITI of its rights under Insituform and NuPipe license agreements and its rights under the MIDSOUTH Partners' Partnership Agreement. Concurrently, representatives of ITI and IMA were engaged in discussions and negotiations regarding a potential merger of these two companies.

   On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, when completed on October 25, 1995, resulted in IMA becoming a wholly-owned subsidiary of ITI. The ITI acquisition of IMA, which resulted in a second change in the control of Enviroq and E-Midsouth, Inc., was made without the prior written consent of one of the Partnership's partners, the special purpose subsidiary of the Company.

   The Company intends to seek to amend its demand for arbitration alleging, among other things, a breach of the Partnership Agreement by ITI's special purpose subsidiary, Insituform California, Inc. ("ICI"), in connection with ICI's wrongfully seeking to deny the Company's special purpose subsidiary the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

   The Company recognized net earnings of $661,302 ($0.15 per share) from
$6.2 million in sales (up 27%) for the first quarter of fiscal 1996 ending
September 30, 1995, as compared to net earnings of $372,138 ($0.09 per share)
from $4.9 million in sales for the first quarter of fiscal 1995 ended September
30, 1994. The  Company attributed its 77.7% upsurge in comparable period operating results to the combined impact of expanded production capabilities, increased sales at normal margins, installation performance in line with cost estimates and continuing favorable operating results from MIDSOUTH Partners.

    While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the favorable results experienced during the last six quarters are presently anticipated to continue through fiscal 1996. The Company is expanding its production capabilities during fiscal 1996 both to increase its Insituform installation capacity and to further extend its ability to provide complimentary products and services to its trenchless rehabilitation customers.

    The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. However, the vast majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value over simply low price. In a value and quality based market, Insituform remains at an advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

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

Results of Operations

Three Months Ended September 30, 1995 Compared with Three Months Ended September 30, 1994

   The Company recognized net earnings of $661,302 ($0.15 per share) for the first quarter of fiscal 1996 ended September 30, 1995, as compared to net earnings of $372,138 ($0.09 per share) for the first quarter of fiscal 1995 ended September 30, 1994. The Company's improved comparable period operating results are primarily a result of increased sales at normal margins, installation performance in line with cost estimates and continuing favorable operating results from MIDSOUTH Partners.

   Sales increased 27% from $4.9 million for the three months ended September 30, 1994 to $6.2 million for the three months ended September 30, 1995. This increase was due primarily to expanded production capabilities and a strong workable backlog of customer orders throughout the first quarter of fiscal 1996.

    Cost of sales increased 17% in the first quarter of fiscal 1996 as compared
to the first quarter of fiscal 1995.   As a result, gross profit as a percentage
of sales increased from 25% of sales for the first quarter of fiscal 1995 to 31% of sales for the first quarter of fiscal 1996. The increase in gross profit as a percentage of sales is due primarily to the mix of work performed. During the first quarter of fiscal 1995, the Company provided additional collateral services to customers at gross profit margins lower than margins realized for Insituform installations.

    Selling, general and administrative expenses increased $258,644 (30%) for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, primarily as a result of increased costs to support expanded production activities.

    The Company's equity in the operating results of MIDSOUTH Partners increased 7% from pretax earnings of $173,645 for the first quarter of fiscal 1995 to pretax earnings of $185,951 for the first quarter of fiscal 1996 primarily as a result of increased comparable period sales, offset to some extent by reduced gross profit margins. The Partnership's sales increased 37% from $1,805,292 during the three months ended September 30, 1994 to $2,468,639 for the three months ended September 30,1995 primarily as a result of increased sales to Federal government customers and an increase in collateral services performed in addition to Insituform process installations, principally manhole rehabilitation and lateral reconstruction services. The Partnership's gross profit as a percentage of sales decreased from 35% of sales for the first quarter of fiscal 1995 to 28% of sales for the first quarter of fiscal 1996 primarily as a result of the mix of work performed, to include increased manhole rehabilitation and lateral reconstruction services, collateral services generally performed at gross profit margins lower than margins realized for Insituform process installations.

   As discussed further in Note 3 to the Financial Statements enclosed herein, the Company has filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. (IMA) on April 18, 1995. The Company also intends to seek to amend this demand in connection with the subsequent acquisition of this 42.5% interest in MIDSOUTH Partners by Insituform Technologies, Inc. ("ITI") on October 25, 1995 and related actions taken by Insituform California, Inc.,
ITI's special purpose subsidiary. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

   The total value of all uncompleted and multi-year contract awards from customers was approximately $9.2 million at September 30, 1995 as compared to $17.7 million at September 30, 1994. The twelve-month backlog at September 30, 1995 was approximately $8.9 million as compared to $12.5 million at September
30, 1994.   The total value of all uncompleted and multi-year contracts at
September 30, 1995 and 1994 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Twelve-month backlog for MIDSOUTH Partners was approximately $3.6 million and $7.1 million at September 30, 1995 and 1994, respectively. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

Financial Condition

   During the three months ended September 30, 1995, the Company used $1,167,361 in cash in operating activities, due in part to a $1.9 million increase in Accounts Receivable. The increase in Accounts Receivable is primarily the result of temporary delays in billings and collections for several larger projects performed during the first quarter of fiscal 1996.

   During the first three months of fiscal 1996, the Company expended $255,532 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $1.7 million decrease in cash during the first quarter of fiscal 1996, the Company's financial liquidity remained strong as working capital increased $400,000 to $5.8 million with a current ratio of 2.77 at September 30, 1995.

    The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

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

                          INSITUFORM EAST, INCORPORATED
                                   (Registrant)


Date  November 13, 1995                         /s/ Robert W. Erikson
                                                Robert W. Erikson
                                                President

Date  November 13, 1995                         /s/ Raymond T. Verrey
                                                Raymond T. Verrey
                                                Chief Financial Officer