Form 10-Q
period 1995-12-31
INSITUFORM EAST INC
filed 1996-02-13
CIK 355431

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:          December 31, 1995

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

 Registrant's telephone and fax numbers, including area code:
     301-386-4100 (tel)
     301-386-2444 (fax)
     301-773-4560 (24-hour public information Fax Vault System)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X     NO _____

As of February 5, 1996, the following number of shares of the issuer's classes of common stock were outstanding:

           Common Stock  $.04 Par Value          4,059,266
           Class B Common Stock  $.04 Par Value    297,596
           Total                                 4,356,862
/TABLE

                        TABLE OF CONTENTS




                                                      Page Reference

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Earnings
         Three Months and Six Months Ended December 31,
         1995 and 1994 (Unaudited)                              3

         Condensed Consolidated Balance Sheets
         December 31, 1995 and June 30, 1995 (Unaudited)        4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 1995 and 1994
         (Unaudited)                                            5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                        INSITUFORM EAST, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                            Three Months Ended        Six Months Ended
                                December 31,            December 31,
                             1995        1994         1995        1994
Sales                     $6,263,183  $5,324,205  $12,471,842  $10,219,066

Costs and Expenses:
 Cost of sales             4,403,892   3,690,798    8,688,663    7,337,655
 Selling, general and
  administrative             995,598   1,025,400    2,118,234    1,889,392
   Total Costs and
    Expenses               5,399,490   4,716,198   10,806,897    9,227,047

Earnings from
 Operations                  863,693     608,007    1,664,945      992,019

Investment Income              8,489      10,438       33,930       15,682
Other Income                  53,541      56,546      126,199      105,179
Equity in Earnings of
 MIDSOUTH Partners           170,571     239,732      356,522      413,377

Earnings Before Income
 Taxes and Non-owned
 Interest                  1,096,294     914,723    2,181,596    1,526,257

Provision for Income
 Taxes                       428,000     367,000      852,000      606,000

Earnings Before Non-
 owned Interest              668,294     547,723    1,329,596      920,257

Non-owned Interest in
 Earnings of Con-
 solidated Subsidiary           -         (3,202)        -          (3,598)

Net Earnings              $  668,294  $  544,521  $ 1,329,596  $   916,659

Net Earnings
 Per Share                $     0.15  $     0.12  $      0.30  $      0.21

See notes to condensed consolidated financial statements.

                       INSITUFORM EAST, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                 December 31,     June 30,
                                                    1995            1995
                                  ASSETS
Current Assets:

  Cash and cash equivalents                     $ 1,401,836     $ 2,791,758
  Accounts receivable - net of allowance
   for doubtful accounts of $25,000               6,531,225       4,675,868
  Inventories - raw materials                       910,027       1,111,202
  Prepaid and refundable income taxes                39,671           5,276
  Prepaid expenses                                  288,303         200,926
    Total Current Assets                          9,171,062       8,785,030

Investment in and Advances to MIDSOUTH
  Partners                                        1,838,248       1,481,726
Property, Plant and Equipment - at cost
  less accumulated depreciation of
  $8,874,106 and $8,406,817                       9,303,574       9,142,211
Other Assets                                         63,000          71,000
    Total Assets                                $20,375,884     $19,479,967

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                              $ 1,113,563     $ 1,024,166
  Accrued compensation and related expenses       1,728,251       1,627,034
  Income taxes payable                              182,767         460,648
  Dividends payable                                    -            261,412
    Total Current Liabilities                     3,024,581       3,373,260
Deferred Income Taxes                               900,000         985,000
    Total Liabilities                             3,924,581       4,358,260

Commitments and Contingencies:

Stockholders' Equity:

  Common stock - $.04 par value; 10,000,000
    shares authorized; 4,387,163 shares
    issued; 4,059,266 shares outstanding            175,486         175,486
  Class B Common stock - $.04 par value;
    800,000 shares authorized; 297,596 shares
    issued and outstanding                           11,904          11,904
  Additional paid-in capital                      4,000,424       4,000,424
   Retained earnings                             13,453,102      12,123,506
                                                 17,640,916      16,311,320
  Less cost of 327,897 shares of common
    stock in treasury                             1,189,613       1,189,613

    Total Stockholders' Equity                   16,451,303      15,121,707
    Total Liabilities and
      Stockholders' Equity                      $20,375,884     $19,479,967

See notes to condensed consolidated financial statements.


                     INSITUFORM EAST, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Six Months Ended
                                                  December 31,
                                              1995            1994
Cash Flows from Operating Activities:
  Net Earnings                             $ 1,329,596    $  916,659
  Adjustments for noncash items
   included in net earnings:
    Depreciation and amortization              576,466       502,075
    Undistributed earnings of MIDSOUTH
     Partners                                 (356,522)     (413,377)
    Deferred income taxes                      (85,000)       47,000
    Non-owned interest in earnings
     of consolidated subsidiary                   -            3,598

  Cash effect of changes in:
    Receivables                             (1,855,357)     (391,762)
    Inventories                                201,175      (288,478)
    Other current assets                      (121,773)       50,588
    Payables and accruals                      (87,266)       11,011
Net cash provided by (used in)
  operating activities                        (398,681)      437,314

Cash Flows from Investing Activities:
  Capital expenditures, net                   (729,829)     (575,732)
Net cash used in investing activities         (729,829)     (575,732)

Cash Flows from Financing Activities:
  Dividends paid                              (261,412)     (217,843)
Net cash used in financing activities         (261,412)     (217,843)
Net increase (decrease) in cash and
  short-term investments                    (1,389,922)     (356,261)
Cash and short-term investments at
  beginning of period                        2,791,758       788,402
Cash and short-term investments at
  end of period                            $ 1,401,836    $  432,141


Supplemental disclosure of cash flow information:

  Income taxes paid                        $ 1,249,276    $  256,573

See notes to condensed consolidated financial statements.

                  INSITUFORM EAST, INCORPORATED
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

1.  Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 1995, the Condensed Consolidated Statements of Earnings for the three months and six months ended December 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) has been derived from the Company's June 30, 1995 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1995 are not necessarily indicative of full year operating results.

2.  Computation of Net Earnings Per Share

     Net earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,425,988 and 4,360,698 were used in computing net earnings per share for the three months ended December 31, 1995 and 1994, respectively; 4,427,903 and 4,359,772 shares were used in computing net earnings per share for the six months ended December 31, 1995 and 1994, respectively.

3.  MIDSOUTH Partners

     MIDSOUTH Partners, a Tennessee general partnership organized in December 1985, is the licensee for the Insituform and NuPipe processes in Tennessee, most of Kentucky and Northern Mississippi. The Company's 42.5% investment in MIDSOUTH Partners is accounted for using the equity method. Summarized results of operations for MIDSOUTH Partners are as follows:

                       Three Months Ended       Six Months Ended
                         December 31,              December 31,
                        1995       1994         1995         1994
Revenues            $2,226,906  $2,577,465   $4,695,545  $4,382,757

Gross Profit        $  696,231  $  842,876   $1,397,372  $1,473,744

Partnership Net
  Earnings          $  401,343  $  564,076   $  838,875  $  972,651

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

     The Partnership Agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies. As previously reported, the Company has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. and intends to seek one or more of the foregoing remedies, including replacement of a management appointee of E-Midsouth, Inc.

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

     On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, when completed on October 25, 1995, resulted in IMA becoming a wholly-owned subsidiary of ITI. the ITI acquisition of IMA, which resulted in a second change of the control of Enviroq and E-Midsouth, Inc., was made without the prior written consent of one of the Partnership's partners, the special purpose subsidiary of the Company.

     On November 17, 1995, the Company sought to amend its demand for arbitration alleging, among other things, a breach of the Partnership Agreement by ITI's special purpose subsidiary, Insituform California, Inc. ("ICI"), in connection with ICI's wrongfully seeking to deny the Company's special purpose subsidiary the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement. On November 27, 1995, the arbitrators granted the Company's request to amend and added ICI as a respondent party. The evidentiary hearings are currently scheduled for March 4-6, 1996.

     Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.
In this regard, ITI has informed the Company that should the Company achieve management control of MIDSOUTH Partners, ITI will terminate the Partnership and contemporaneously terminate the licenses to MIDSOUTH Partners from ITI's subsidiaries. The Company has asserted that ITI does not have the right to terminate the licenses to MIDSOUTH Partners under these circumstances.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview and Outlook

     The Company recognized net earnings of $668,294 ($0.15 per share) from $6.3 million in sales (up 18%) for the second quarter of fiscal 1996 ended December 31, 1995, and net earnings of $1,329,596 ($0.30 per share) from record sales of $12.5 million (up 22%) for the first six months of fiscal 1996. During the prior year, the Company recognized net earnings of $544,521 ($0.12 per share) from $5.3 million in sales for the second quarter ended December 31, 1994, and net earnings of $916,659 ($0.21 per share) from sales of $10.2 million for the first six months. The Company attributed its significant 45% improvement in comparable six month operating results to the combined impact of increased demand met with expanded production capabilities, sales awards obtained at normal margins and continuing installation performance in line with cost estimates.

     While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the favorable results experienced for the previous fiscal year are presently anticipated for fiscal 1996. The Company has expanded its production capabilities during the current year both to increase its Insituform installation capacity and to further expand its ability to provide complimentary products and services to its trenchless rehabilitation customers. Severe winter weather conditions significantly impeded January and early February 1996 operations, and additional severe weather could further impede final third quarter fiscal 1996 installation performance. Accordingly, depressed operating results for the three months ending March 31, 1996 are presently expected. The Company nevertheless continues to anticipate favorable full year operating results for the fiscal year ending June 30, 1996, in line with full year operating results realized for the previous fiscal year.

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced products may be deemed technically "good enough," Insituform is at a disadvantage. However, the vast majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value over simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

     The principal factor affecting the Company's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during extended periods of harsh weather and during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

Results of Operations

Three Months Ended December 31, 1995 Compared with Three Months
Ended December 31, 1994

     The Company recognized net earnings of $668,294 ($0.15 per share) for the second quarter of fiscal 1996 ended December 31, 1995, as compared to net earnings of $544,521 ($0.12 per share) for the second quarter of fiscal 1995 ended December 31, 1994. The Company's improved comparable period operating results are primarily a result of increased demand met with expanded production capabilities, sales awards obtained at normal margins and continuing installation performance in line with cost estimates.

     Sales increased 18% from $5.3 million for the three months ended December 31, 1994 to $6.3 million for the three months ended December 31, 1995. This increase is due primarily to increased demand met with expanded production capabilities and a strong workable backlog of customer orders throughout the second quarter of fiscal 1996.

     Cost of sales increased 19% in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The Company's gross profit margin as a percentage of sales was 30% of sales for the second quarter of fiscal 1996 as compared to a gross profit margin of 31% of sales for the second quarter of fiscal 1995. The Company's revenues consisted primarily of normal margin Insituform work during both quarters.

     Selling, general and administrative expenses decreased $29,802 (3%) for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. As a result of decreased costs and increased sales, selling, general and administrative expenses decreased from 19% of second quarter fiscal 1995 sales to 16% of second quarter fiscal 1996 sales.

     The Company's equity in the operating results of MIDSOUTH Partners decreased 29% from pretax earnings of $239,732 for the second quarter of fiscal 1995 to pretax earnings of $170,571 for the second quarter of fiscal 1996 primarily as a result of reduced comparable period sales and gross profit margins. The Partnership's sales decreased 14% from $2.6 million for the three months ended December 31, 1994 to $2.2 million for the three months ended December 31, 1995. The Partnership's gross margin declined from 33% of sales during the second quarter of fiscal 1995 to 31% of sales for the second quarter of fiscal 1996 primarily as a result of the mix of work performed.

     As discussed further in Note 3 to the Financial Statements enclosed herein, the Company has filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. ("IMA") on April 18, 1995. On November 27, 1995, the arbitrators granted the Company's request to amend this demand in connection with the

October 25, 1995 acquisition of this 42.5% interest in MIDSOUTH Partners by Insituform Technologies, Inc. ("ITI") and related actions taken by Insituform California, Inc., ITI's special purpose subsidiary. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

     The total value of all uncompleted and multi-year contract awards from customers was approximately $8.8 million at December 31, 1995 as compared to $12.7 million at December 31, 1994. The twelve-month backlog at December 31, 1995 was approximately $8.6 million as compared to $10 million at December 31, 1994. The total value of all uncompleted and multi-year contracts at December 31, 1995 and 1994 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Twelve-month backlog for MIDSOUTH Partners was approximately $2.6 million and $4.8 million at December 31, 1995 and 1994, respectively. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of annual term contract renewals and other large project awards.

Six Months Ended December 31, 1995 Compared with Six Months Ended
December 31, 1994

     The Company realized net earnings of $1,329,596 ($0.30 per share) for the first six months of fiscal 1996 as compared to net earnings of $916,659 ($0.21 per share) for the first six months of fiscal 1995. The Company's 45% improvement in comparable six month operating results is primarily a result of increased demand met with expanded production capabilities, sales awards obtained at normal margins and continuing installation performance in line with cost estimates.

     Sales increased 22% for the first six months of fiscal 1996 compared with the first six months of fiscal 1995. Cost of sales increased 18% for the six months ended December 31, 1995 as compared to the six months ended December 31, 1994. This resulted in a gross profit margin of 31% for the first six months of fiscal 1996 as compared to a gross profit margin of 28% for the first six months of fiscal 1995. This increase in gross profit margin as a percentage of sales is due primarily to the mix of work performed. During the first quarter of fiscal 1995, the Company provided additional collateral services to customers at gross profit margins lower than margins realized for Insituform installations.

     Selling, general and administrative expenses increased
$228,842 (12%) in the six months ended December 31, 1995 as compared to the six months ended December 31, 1994 primarily as a result of increased costs to support expanded production activities.

     The Company's equity in the earnings of MIDSOUTH Partners decreased from pretax earnings of $413,377 for the first six months of fiscal 1995 to pretax earnings of $356,522 for the first six months of fiscal 1996 primarily as the result of reduced gross profit margins. Although comparable period sales increased 7% from $4.4 million to $4.7 million, the Partnership's gross profit as a percentage of sales decreased from 34% of sales for the first six months of fiscal 1995 to 30% of sales for the first six months of fiscal 1996 primarily as a result of an increase in collateral services performed in addition to Insituform process installations, principally manhole rehabilitation and lateral reconstruction services. These collateral services are generally performed at gross profit margins lower than margins realized for Insituform process installations.

Financial Condition

     During the six months ended December 31, 1995, the Company used $398,681 in cash in operating activities as cash provided from net earnings of $1.3 million was more than offset by a $1.9 million increase in Accounts Receivable. The increase in Accounts Receivable is primarily the result of increased sales and temporary delays in billings and collections for several larger projects performed during fiscal 1996.

     During the first six months of fiscal 1996, the Company expended $729,829 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $1.4 million decrease in cash during the first six months of fiscal 1996, the Company's financial liquidity remained strong as working capital increased $700,000 to $6.1 million with a current ratio of 3.0 at December 31, 1995.

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

                  INSITUFORM EAST, INCORPORATED
                          (Registrant)


Date  February 13, 1996                 /s/ Robert W. Erikson
                                        Robert W. Erikson
                                        President



Date  February 13, 1996                 /s/ Raymond T. Verrey
                                        Raymond T. Verrey
                                        Chief Financial Officer