Form 10-Q
period 1996-03-31
INSITUFORM EAST INC
filed 1996-05-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:  March 31, 1996

                                       OR


(   ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                  to

      Commission file number:  0-10800


                       INSITUFORM EAST, INCORPORATED
                 (Exact name as specified in its charter)


                    Delaware                           52-0905854
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)


                3421 Pennsy Drive                         20785
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
                             YES    X     NO ------

As of May 3, 1996, the following number of shares of the issuer's classes of common stock were outstanding:

            Common Stock  $.04 Par Value              4,059,266
            Class B Common Stock  To$.04 Par Value      297,596
                                                      ---------
                    Total                              4,356,862


                                TABLE OF CONTENTS

                                                                            Page
Reference

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Condensed Consolidated Statements of Earnings
                  Three Months and Nine Months Ended
                  March 31, 1996 and 1995 (Unaudited)                         3

                  Condensed Consolidated Balance Sheets
                  March 31, 1996 and June 30, 1995 (Unaudited)                4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 1996 and 1995 (Unaudited)       5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           10

      PART I.     FINANCIAL INFORMATION
      Item 1.     Financial Statements

                                      INSITUFORM EAST, INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                                March 31,                 March 31,
                                            1996         1995          1996         1995


      Sales                             $5,078,438   $5,316,915   $17,550,280  $15,535,981

      Costs and Expenses:
         Cost of sales                   3,865,420    3,570,488    12,554,083   10,908,143
         Selling, general and
            administrative               1,154,300    1,082,257     3,272,534    2,971,649
                                        ----------   ----------   -----------  -----------
            Total Costs and Expenses     5,019,720    4,652,745    15,826,617   13,879,792
                                        ----------   ----------   -----------  -----------
      Earnings from Operations              58,718      664,170     1,723,663    1,656,189

      Investment Income                     32,188        8,064        66,118       23,746
      Other Income                          49,373       80,670       175,572      185,849
      Equity in Earnings of
         MIDSOUTH Partners                  64,134      141,223       420,656      554,600
                                        ----------   ----------   -----------  -----------
      Earnings Before Income Taxes
         and Non-owned Interest            204,413      894,127     2,386,009    2,420,384

      Provision for Income Taxes            80,000      365,000       932,000      971,000
                                        ----------   ----------   -----------  -----------
      Earnings Before Non-owned
         Interest                          124,413      529,127     1,454,009    1,449,384

      Non-owned Interest in
         Earnings of
         Consolidated Subsidiary                 0       (3,860)            0       (7,458)
                                        ----------   ----------   -----------  -----------
      Net Earnings                        $124,413     $525,267    $1,454,009   $1,441,926
                                        ==========   ==========   ===========  ===========
      Net Earnings Per Share                  0.03        $0.12         $0.33        $0.33
                                        ==========    ==========  ===========  ===========

      See notes to condensed consolidated financial statements.

                                     INSITUFORM EAST, INCORPORATED
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                          March 31, 1996     June 30, 1995

                                                ASSETS
      Current Assets:
         Cash and cash equivalents                            $3,384,360        $2,791,758
         Accounts receivable - net of allowance for doubtful
            accounts of $25,000                                4,768,261         4,675,868
         Inventories - raw materials                             894,840         1,111,202
         Prepaid and refundable income taxes                      54,000             5,276
         Prepaid expenses                                        268,508           200,926
                                                             -----------       -----------
            Total Current Assets                               9,369,969         8,785,030

      Investment in and Advances to MIDSOUTH Partners          1,630,382         1,481,726
      Property, Plant and Equipment - at cost less
         accumulated depreciation of $9,147,066 and
         $8,406,817                                            9,506,103         9,142,211
      Other Assets                                                59,000            71,000
                                                             -----------       -----------
         Total Assets                                        $20,565,454        $19,479,967
                                                             ===========        ===========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Accounts payable                                        $669,389       $1,024,166
         Accrued compensation and related expenses             2,230,459         1,627,034
         Income taxes payable                                    249,890           460,648
         Dividends payable                                             0           261,412
                                                             -----------       -----------
            Total Current Liabilities                          3,149,738         3,373,260
      Deferred Income Taxes                                      840,000           985,000
                                                             -----------       -----------
            Total Liabilities                                  3,989,738         4,358,260
                                                             -----------       -----------
      Commitments and Contingencies:
      Stockholders' Equity:
         Common stock - $.04 par value; 10,000,000 shares
            authorized; 4,387,163 shares issues; 4,059,266
            shares outstanding                                   175,486           175,486
         Class B Common stock - $.04 par value; 800,000 shares
            authorized; 297,596 shares issues and outstanding     11,904            11,904
         Additional paid-in capital                            4,000,424         4,000,424
         Retained earnings                                    13,577,515        12,123,506
                                                             -----------       -----------
                                                              17,765,329        16,311,320
         Less cost of 327,897 shares of common stock
            in treasury                                        1,189,613         1,189,613
                                                             -----------       -----------
            Total Stockholders' Equity                        16,575,716        15,121,707
                                                             -----------       -----------
            Total Liabilities and Stockholders' Equity       $20,565,454       $19,479,967
                                                             ===========       ===========

      See notes to condensed consolidated financial statements.

                                        INSITUFORM EAST, INCORPORATED
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                   1996              1995

            Cash Flows from Operating Activities:
               Net Earnings                                  $1,454,009$         1,441,926
               Adjustments for noncash items included
                  in net earnings:
                  Depreciation and amortization                  873,848           763,325
                  Undistributed earnings of MIDSOUTH
                     Partners                                   (420,656)         (554,600)
                  Deferred income taxes                         (145,000)          119,000
                  Non-owned interest in earnings of
                     consolidated subsidiary                           0             7,458

               Cash effect of changes in:
                  Receivables                                    (92,393)          462,616
                  Inventories                                    216,362          (221,096)
                  Other current assets                          (116,306)          263,568
                  Payables and accruals                           37,890          (191,576)
                                                              ----------        ----------
            Net cash provided by operating activities          1,807,754         2,090,621
                                                              ----------        ----------
            Cash Flows from Investing Activities:
               Capital expenditures, net                      (1,225,740)       (1,039,457)
               Cash distributions from MIDSOUTH Partners         272,000           123,250
               Acquisition of non-owned interest in
                  consolidated subsidiary                              0           (18,816)
                                                              ----------        ----------
            Net cash used in investing activities               (953,740)         (935,023)
                                                              ----------        ----------
            Cash Flows from Financing Activities:
               Dividends Paid                                   (261,412)         (217,843)
                                                              ----------        ----------
            Net cash used in financing activities               (261,412)         (217,843)
                                                              ----------        ----------
            Net increase in cash and cash equivalents            592,602           937,755
            Cash and cash equivalents at beginning of period   2,791,758           788,402
                                                              ----------        ----------
            Cash and cash equivalents at end of period        $3,384,360        $1,726,157
                                                              ==========        ==========
            Supplemental disclosure of cash flow information:

               Income taxes paid                              $ 1,336,482       $    12,647

            See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.    Condensed Consolidated Financial Statements

      The Condensed Consolidated Balance Sheet as of March 31, 1996, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) has been derived from the Company's June 30, 1995 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-
K. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of full year operating results.

2.    Computation of Net Earnings Per Share

      Net earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,415,283 and 4,377,221 were used in computing net earnings per share for the three months ended March 31, 1996 and 1995, respectively; 4,423,696 and 4,365,588 shares were used in computing net earnings per share for the nine months ended March 31, 1996 and 1995, respectively.

3.    MIDSOUTH Partners

      MIDSOUTH Partners, a Tennessee general partnership organized in December 1985, is the licensee for the Insituform and NuPipe processes in Tennessee, most of Kentucky and Northern Mississippi. The Company's 42.5% investment in MIDSOUTH Partners is accounted for using the equity method. Summarized results of operations for MIDSOUTH Partners are as follows:

                           Three Months Ended          Nine Months Ended
                                March 31,                  March 31,
                         1996         1995          1996         1995

Revenues                 $1,834,760   $2,132,577    $6,530,305   $6,515,334

Gross Profit             $  342,021   $  585,736    $1,739,393   $2,059,480

Partnership Net Earnings $  150,905   $  332,291    $  989,780   $1,304,942


      On April 18, 1995, Insituform Mid-America, Inc. ("IMA") acquired the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including

Enviroq's 42.5% interest in MIDSOUTH Partners which is held through Enviroq's wholly-owned subsidiary, E-Midsouth, Inc. Under the MIDSOUTH Partners' Partnership Agreement, it is an event of default, if, among other things, a change in the control of any partner occurs without the prior written consent of all the other partners. The IMA acquisition of Enviroq was made without prior written consent of either of the Partnership's two other partners, Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of the Company, and Insituform California, Inc. ("ICI"), a wholly-owned subsidiary of Insituform Technologies, Inc. ("ITI").

      The Partnership Agreement grants a non-defaulting partner the right to require compliance with the agreement, enjoin any breach, seek dissolution of the Partnership, replace Management Committee appointees of the defaulting partner, or exercise any combination of these rights and other remedies. Insitu has filed with the American Arbitration Association a demand for arbitration alleging a breach of the Partnership Agreement by E-Midsouth, Inc. and intends to seek one or more of the foregoing remedies, including replacement of a management appointee of E-Midsouth, Inc.

      On May 24, 1995, ITI and IMA jointly announced that they had entered into a definitive agreement providing for the combination of ITI and IMA which, when completed on October 25, 1995, resulted in IMA becoming a wholly-owned subsidiary of ITI. The ITI acquisition of IMA was made without the prior written consent of Insitu.

      On November 17, 1995, Insitu sought to amend its demand for arbitration alleging, among other things, a breach of the Partnership Agreement by ICI in connection with ICI, through ITI, engaging in a series of actions designed to achieve control over MIDSOUTH Partners and ICI wrongfully seeking to deny Insitu the rights and remedies to which it is entitled as a non-defaulting partner under the Partnership Agreement. On November 27, 1995, the arbitrators granted Insitu's request to amend and added ICI as a respondent party. In their answer filed in January 1996, respondents (ICI and E-Midsouth, Inc.) admitted two events of default by E-Midsouth, Inc. with respect to consummation of the Enviroq/IMA and IMA/ITI mergers. Respondents denied all of the remaining claims. An evidentiary hearing before the American Arbitration Association panel of arbitrators was held March 4-6, 1996. Post-hearing briefs are scheduled for completion in May, 1996, after which a decision from the arbitration panel is expected to be rendered.

      ITI has separately asserted that should Insitu prevail in the above-described arbitration and achieve management control of MIDSOUTH Partners, ITI may take action to withdraw from the Partnership and may take action to terminate the Insituform process license of MIDSOUTH Partners. The Company has asserted that ITI does not have the right to terminate the Insituform process license to MIDSOUTH Partners under these circumstances. Although the Company cannot, at this time, predict the outcome of the matters described herein, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

      The Company recognized net earnings of $124,413 ($0.03 per share) on $5.1 million in sales for the third quarter of its current fiscal year ended March 31, 1996. For the first nine months of fiscal 1996, the Company recorded cumulative net earnings of $1,454,009 ($0.33 per share) on sales of $17.6 million. In the previous year, the Company recognized net earnings of $525,267 ($0.12 per share) on $5.3 million in sales for the third quarter and, for the first nine months, cumulative net earnings of $1,441,926 ($0.33 per share) on sales of $15.5 million. The Company experienced depressed current third quarter results primarily as a result of unusually harsh and extended winter weather conditions that significantly impeded installation performance. The Company's superior performance during the first six months of the current year mitigated the impact of the depressed third quarter on cumulative nine-month earnings, yielding a modest (1%) improvement over the nine-month period of the previous year.

      While there can be no assurances regarding future operating performance, as forward-looking information based both on unfavorable April weather conditions and on the volume and mix of the Company's present and expected backlog of customer orders, the Company currently anticipates a moderate improvement in closing fourth quarter results over the preceding quarter ended March 31, 1996. Because fourth quarter earnings of the previous year were a period record, and current nine-month results are substantially at parity with the previous year, the Company anticipates projected full year fiscal 1996 earnings to remain favorable but below the exceptional results of the previous year.

      The principal factor affecting the Company's future performance is the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, increases in period sales, at normal margins, can typically leverage positive earnings significantly. Conversely, earnings can, at times, be severely reduced or eliminated during extended periods of harsh weather or during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. The substantial parity in nine-month earnings, notwithstanding a 13% increase in sales revenues, reflects increased semi-fixed costs to support expanded production capacity and decreased earnings from MIDSOUTH Partners.

      The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced products may be deemed technically "good enough," Insituform is at a disadvantage. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value over simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
1995

      The Company recognized net earnings of $124,413 ($0.03 per share) for the third quarter of fiscal 1996 ended March 31, 1996, as compared to net earnings of $525,267 ($0.12 per share) for the third quarter of fiscal 1995 ended March 31, 1995. The Company's depressed comparable period operating results are primarily a result of severe winter weather conditions that significantly impeded third quarter fiscal 1996 installation performance.

      Sales decreased 4% from $5.3 million for the three months ended March 31, 1995 to $5.1 million for the three months ended March 31, 1996. Cost of sales increased 8% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. As a result, the Company's gross profit margin as a percentage of sales decreased from 33% of sales for the third quarter of fiscal 1995 to a gross profit margin of 24% of sales for the third quarter of fiscal 1996. The decrease in comparable period gross profit margins is primarily a result of increased semi-fixed operating costs associated with expanded production capabilities in fiscal 1996.

      Selling, general and administrative expenses increased $72,043 (7%) for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 primarily as a result of increased legal costs advanced in connection with the MIDSOUTH Partners arbitration.

      The Company's equity in the operating results of MIDSOUTH Partners decreased 55% from pretax earnings of $141,223 for the third quarter of fiscal 1995 to pretax earnings of $64,134 for the third quarter of fiscal 1996 primarily as a result of reduced comparable period sales and reduced gross profit margins. The Partnership's sales decreased 14% from $2.1 million for the three months ended March 31, 1995 to $1.8 million for the three months ended March 31, 1996 primarily as a result of harsh winter weather conditions experienced in January and February 1996. The Partnership's gross margin declined from 27% of sales during the third quarter of fiscal 1995 to 19% of sales for the third quarter of fiscal 1996 primarily as a result of reduced Insituform process installation revenues, reduced margins on Insituform process revenues and increased revenues from lower margin collateral services during the third quarter of fiscal 1996.

      As discussed further in Note 3 to the Financial Statements enclosed herein, the Company has filed a demand for arbitration in connection with the acquisition of control of a 42.5% interest in MIDSOUTH Partners by Insituform Mid-America, Inc. ("IMA") on April 18, 1995. On November 27, 1995, the arbitrators granted the Company's request to amend this demand in connection with the subsequent acquisition of this 42.5% interest in MIDSOUTH Partners by Insituform Technologies, Inc. ("ITI") on October 25, 1995 and related actions taken by Insituform California, Inc., ITI's wholly-owned subsidiary. Although the Company cannot, at this time, predict the eventual outcome of these matters and their impact on the Company's interest in the Partnership, any potential outcome that resulted in the loss by the Company of its ability to recognize its share of the results of operations of MIDSOUTH Partners could have a material adverse effect on the future earnings of the Company.

      The total value of all uncompleted and multi-year contract awards from customers was approximately $5.1 million at March 31, 1996 as compared to $13.8 million at March 31, 1995. The twelve month backlog at March 31, 1996 was approximately $4.9 million as compared to $11.4 million at March 31, 1995. The total value of all uncompleted and multi-year contracts at March 31, 1996 and 1995 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Twelve-month backlog for MIDSOUTH Partners was approximately $1.5 million and $3.5 million at March 31, 1996 and 1995, respectively. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of annual term contract renewals and other large project awards.

Nine Months Ended March 31, 1996 Compared with Nine Months Ended March 31, 1995

      The Company realized net earnings of $1,454,009 ($0.33 per share) for the first nine months of fiscal 1996 as compared to net earnings of $1,441,926 ($0.33 per share) for the first nine months of fiscal 1995. The Company's modest 1% improvement in comparable nine month operating results is primarily a result of improved results recognized during the first six months of fiscal 1996 mitigating the weather-impaired results for the third quarter of fiscal 1996.

      Sales increased 13% for the first nine months of fiscal 1996 compared with the first nine months of fiscal 1995. Cost of sales increased 15% for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. This resulted in a gross profit margin of 28% for the first nine months of fiscal 1996 as compared to a gross profit margin of 30% for the first nine months of fiscal 1995. This decrease in gross profit as a percentage of sales is due primarily to increased semi-fixed operating costs associated with expanded production capabilities during fiscal 1996.

      Selling, general and administrative expenses increased $300,885 (10%) in the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995 primarily as a result of increased costs to support expanded production capacity and increased legal costs advanced in connection with the MIDSOUTH Partners arbitration.

      The Company's equity in the earnings of MIDSOUTH Partners decreased from pretax earnings of $554,600 for the first nine months of fiscal 1995 to pretax earnings of $420,656 for the first nine months of fiscal 1996 primarily as the result of reduced gross profit margins. Although nine-month sales revenues were $6.5 million for both fiscal years, the Partnership's gross profit as a percentage of sales decreased from 32% of sales for the first nine months of fiscal 1995 to 27% of sales for the first nine months of fiscal 1996 largely as a result of an increase in collateral services performed in addition to Insituform process installations. These collateral services, principally manhole rehabilitation and lateral reconstruction services, are generally performed at gross profit margins lower than margins realized for Insituform process installations.

Financial Condition

      The Company's operating activities provided $1.8 million in cash during the nine months ended March 31, 1996, primarily as a result of nine month net earnings of $1,454,009 plus $873,848 in depreciation and amortization expenses included in net earnings that did not require the outlay of cash.

      During the first nine months of fiscal 1996, the Company expended $1,225,740 for equipment purchases and other capital improvements, paid $261,412 in dividends to shareholders and received a $272,000 cash distribution from MIDSOUTH Partners.

      The Company's financial liquidity remained strong as the Company's cash position improved almost $600,000 to $3.38 million during the nine months ended March 31, 1996. In addition, working capital improved $800,000 from $5.4 million to $6.2 million and the Company's current ratio improved from 2.6 to 1 to 3.0 to 1 during the first nine months of fiscal 1996.

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

(a)  Exhibits

        27 - Financial Data Schedule for the nine months ended March 31, 1996

(b)  Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date                 May 14, 1996               Robert W. Erikson
                                                President

Date                 May 14, 1996               Raymond T. Verrey
                                                Chief Financial Officer