Form 10-K
period 1996-06-30
INSITUFORM EAST INC
filed 1996-09-25
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                                                                  [FEE REQUIRED]
For the fiscal year ended:                                      June 30, 1996
                                       OR

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

                                  Yes X No ___

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 3, 1996, was $8,748,663.

As of September 3, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:

                          Common Stock         4,059,266
                          Class B Common Stock   297,596
                          Total                4,356,862

                      Documents Incorporated by Reference: None

Total number of pages of this report: 49   Index to Exhibits located at page: 36

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.       Business...............................................         3

Item 2.       Properties.............................................         8

Item 3.       Legal Proceedings......................................         8

Item 4.       Submission of Matters to a Vote of Security Holders....         8

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters................................................         9

Item 6.       Selected Financial Data................................        10

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................        11

Item 8.       Financial Statements and Supplementary Data............        13

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...............................        13

PART III

Item 10.      Directors and Executive Officers of the Registrant.....        28

Item 11.      Executive Compensation.................................        30

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.............................................        34

Item 13.      Certain Relationships and Related Transactions.........        35

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................        36



                                  CONSOLIDATED
                             STATEMENTS OF EARNINGS
                               AND BALANCE SHEETS

                               Pages 15 through 16

                                     PART I

Item 1.  Business

(a)           General Development of Business

              Insituform East, Incorporated (the "Company" or "Registrant") was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company has been primarily engaged in the business of rehabilitating underground sewers and other pipelines using the Insituform process.

              Between 1982 and 1986, the Company added western Pennsylvania, Ohio, three Kentucky counties and West Virginia to its original Insituform licensed territory of Maryland, Virginia, the District of Columbia, Delaware and eastern Pennsylvania.

              In December 1985, MIDSOUTH Partners was organized as a Tennessee General Partnership and became the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi. The Company was assigned three representatives to a seven-member Management Committee established to manage the business activities of the Partnership and allocated a 42.5% interest in Partnership profits and losses.

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

              In December 1990, the Company acquired an exclusive license for the sale and installation of preformed PVC thermoplastic pipe under the NuPipe(R) process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

              In September 1991, the Company added cement mortar lining of potable water lines to its service capability. A formal plan to discontinue providing cement mortar lining services, adopted in June 1993, was substantially completed in June 1994.

               On June 12, 1996, as a result of a default by a partner under the Partnership Agreement, the Company was issued an arbitration award granting it the unilateral right to appoint a MIDSOUTH Partners Management Committee representative in place of the defaulted partner's representative. Accordingly, the Company obtained majority representation on the Management Committee effective June 12, 1996.

              For financial reporting purposes for the fiscal year ended June 30, 1996, the Company has included its wholly-owned subsidiary corporations
(collectively, "East") and its majority-controlled subsidiary partnership, MIDSOUTH Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in MIDSOUTH Partners using the equity method.

(b)           Financial Information about Industry Segments

              Substantially all of the Company's revenue, operating profit and identifiable assets through June 30, 1996 are attributable to the rehabilitation and repair of underground sewers and other pipelines, the Company's only business segment.

(c)           Narrative Description of Business

              The Company is primarily engaged in the business of rehabilitating underground sewers and other conduits -- including waste water, storm water, and industrial process pipelines -- using the Insituform process. The Insituform process utilizes a polyester fiber-felt material, the Insitutube(R) material, coated with polyethylene and impregnated with a liquid, thermosetting resin. The Insitutube material is inserted in the pipe through an existing manhole or other access point. By use of an inversion tube and cold water pressure, the
Insitutube material is forced through the pipeline, turned inside out and pressed firmly against the inner wall of the damaged pipeline. When the Insitutube material is fully extended, the cold water within the tube is recirculated through a boiler in a truck. The heated water cures the thermosetting resin to form a hard, jointless, impact and corrosion resistant Insitupipe(R) product within the original pipe. Lateral or side connections are then reopened by use of the Insitucutter(R) device, a remote-controlled cutting machine.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

              On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.), through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. East and MIDSOUTH Partners are sublicensees of Insituform Technologies, Inc. ("ITI"). The Company has entered into seven sublicense agreements with ITI which grant the Company rights to perform the Insituform process in Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania, West Virginia, Tennessee, Kentucky and northern Mississippi. The Company can perform the Insituform process in other locations subject to payment of additional royalties.

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

              On May 1, 1987, the Company entered into supply agreements with ITI whereby the Company committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously being fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreement. The continuing agreement currently extends through April 30, 1997.

              The Company has also entered into license agreements with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe process and trademark. The Company has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the process and to purchase certain installation equipment and installation materials from ITI.

              TRY TEK manufactures Insitucutter devices for sale to ITI and East under an agreement with ITI, the Insitucutter patent holder. Unless otherwise terminated, this agreement will continue until April 6, 1998, the date of expiration of the Insitucutter device patent.

              In 1981, the Company was assigned the rights to an agreement (the SAW Agreement) regarding the introduction of potential Insituform process sublicensees to ITI. In connection with the introduction of current Insituform process sublicensees to ITI, the Company receives quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in East's licensed territory and the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama.

PATENTS

              The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 56 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2014. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994, a patent relating to the Insitutube material will expire in May 2001 and a primary method patent relating to the Insitutube saturation process expires in February 2001.

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

CUSTOMERS

              The Company performs services under contract with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1996, Federal government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1995, Federal Government contracts (collectively), a regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1994, Federal Government contracts (collectively) accounted for 15% of the Company's revenues.

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

              The total value of all uncompleted and multi-year contract awards from customers was approximately $5.1 million at June 30, 1996 as compared to $11.9 million at June 30, 1995. The twelve-month backlog at June 30, 1996 was approximately $4.9 million as compared to $11.5 million at June 30, 1995. June 30, 1996 backlog figures include approximately $1.8 million from MIDSOUTH Partners. MIDSOUTH Partners' backlog of approximately $4.1 million at June 30, 1995 is not included in consolidated Company backlog figures at June 30, 1995. The total value of all uncompleted and multi-year contracts at June 30, 1996 and 1995 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

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

              Modified  Sliplining   Techniques.   Several  modified  sliplining
techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the Company's Insituform process installations over the past eighteen years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a technologically inferior modified sliplining technique to cured-in-place technology.

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

SALES AND MARKETING

               East's sales and marketing effort is directed by its Vice President of Sales and Marketing. East's sales and marketing team includes five sales engineers, three primarily serving municipal customers and two primarily serving industrial market customers. MIDSOUTH Partners' sales and marketing activities are directed by the partnership Management Committee through the partnership's General Manager. MIDSOUTH Partners' sales and marketing team includes one Sales Manager and one regional sales representative. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and produces and distributes technical video presentations, brochures and newsletters for current and prospective users of the Insituform process.

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

EMPLOYEES

              At June 30, 1996, the Company employed 189 full-time personnel, including 46 employees of MIDSOUTH Partners.

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

              MIDSOUTH   Partners  leases  a  15,000  square  foot  facility  in
Knoxville, Tennessee to serve its customers in Tennessee, Kentucky and northern Mississippi.

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

              The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 1996 as reported by NASDAQ:

                          Bid Prices* For Common Stock

                           Quarter Ended             High          Low
                           1994
                             September 30               $2.88        $2.50
                             December 31                $2.94        $2.38

                           1995
                             March 31                   $4.25        $2.50
                             June 30                    $4.75        $2.88
                             September 30               $5.50        $4.00
                             December 31                $5.13        $4.13

                           1996
                             March 31                   $4.50        $3.75
                             June 30                    $4.00        $3.13
- ---------------------
*    Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

(b)      Holders

         As of September 3, 1996, there were 826 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividend Policy

         On June 10, 1996 and June 9, 1995, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1996 and 1995, payable July 15, 1996 and July 14, 1995, respectively.

         On June 10, 1994, the Company declared cash dividends of five cents per share on its shares of Common Stock and five cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1994, payable July 15, 1994.

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

(in thousands, except per share and return on equity amounts)

                                                   Years Ended June 30,
                                    1996       1995    1994     1993      1992
                                    ----       ----    ----     ----      ----
SUMMARY OF OPERATIONS:
Sales                               $30,471  $21,594  $14,804  $13,105  $19,376
Gross profit                        $ 8,182  $ 6,578  $ 3,327  $ 2,199  $ 6,206
Earnings (loss) before income taxes $ 2,753  $ 3,496  $   243  $(1,398) $ 1,671
Net earnings (loss) from continuing
     operations                     $ 1,679  $ 2,120  $   147  $  (849) $ 1,037
Net earnings (loss)                 $ 1,679  $ 2,120  $   147  $(1,812) $   755
Net earnings (loss) per share from
     continuing operations            $0.38    $0.48    $0.03   $(0.20)   $0.23
Net earnings (loss) per share         $0.38    $0.48    $0.03   $(0.42)   $0.17
Weighted average number of shares     4,420    4,377    4,360    4,362    4,405
Dividends declared per share:
     Common Stock                     $0.06    $0.06    $0.05    $0.05    $0.05
     Class B Common Stock             $0.06    $0.06    $0.05    $0.05    $0.05

FINANCIAL POSITION:
Working capital                    $ 8,709   $ 5,412  $ 4,541  $ 4,255  $ 5,698
Total assets                       $23,189   $19,480  $16,796  $16,731  $19,206
Long-term debt                     $   113   $     0  $     0  $     0  $     0
Stockholders' equity               $16,539   $15,122  $13,263  $13,333  $15,458

OTHER:
Average stockholders' equity
 (Weighted average equity during
 the year exclusive of current
 earnings [loss])                  $15,107   $13,247  $13,322  $15,375  $15,010
Return on equity
     (Net earnings [loss] divided
     by average stockholders'
     equity as defined above)       11.11%     16.0%     1.1%   (11.8%)   5.0%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

          The Company reported net earnings of $1,678,557 ($0.38 per share)on $30.5 million in sales, an 11% return on equity, for the Company's fiscal year ended June 30, 1996. The Company recognized net earnings of $2,120,108 ($0.48 per share) on sales of $21.6 million, a 16% return on equity, for the Company's fiscal year ended June 30, 1995. The apparent 41% jump in annual sales is principally attributable to initiation, in fiscal 1996, of the inclusion of MIDSOUTH Partners contract revenues in consolidated sales totals. Independent of partnership revenues, East sales increased 4% from fiscal 1995 to fiscal 1996. The Company attributed its 21% decrease in comparable fiscal year net earnings to the combination of adverse sales volume during the last six months of fiscal 1996 due to harsh winter weather conditions and lower backlog levels, reduced margins on contracts performed by MIDSOUTH Partners and increased semi-fixed operating costs associated with expanded East production capabilities.

          The fiscal 1996 change in consolidated reporting arises from a change in control of MIDSOUTH Partners (also trading as Insituform MIDSOUTH), whereby the Company obtained majority representation on the partnership Management Committee as a result of a June 12, 1996 arbitration award. The change in control does not change the Company's unaltered 42.5% equity share in partnership earnings and, therefore, financial consolidation of the Company's now majority-controlled subsidiary partnership has no affect on the previous, current or future share of contribution by MIDSOUTH Partners to the overall net earnings of the Company. The Company's investment in MIDSOUTH Partners is accounted for using the equity method in prior years.

          While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the less favorable results experienced during the last two quarters of fiscal 1996 are presently anticipated to extend or expand through the first quarter of fiscal 1997. However, the Company presently believes that anticipated increases in immediately workable backlog should result in favorable results over the remaining three quarters of fiscal 1997.

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

          The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Strategic participation undertaken by the Company in this market share segment to preserve competitive presence, usually at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.


Results of Operations:

Key Statistics:                              1996          1995         1994
                                             ----          ----         ----
     Sales (100%)                         $30,470,867  $21,594,313  $14,803,848
     Gross profit                             27%          30%          22%
     Selling, general and administrative
       expenses                               17%          19%          24%
     Net earnings                              6%          10%           1%

     The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using the patented Insituform process. Although the Company does rehabilitate pipelines using the NuPipe process, does custom design and build special machinery and does perform manhole rehabilitation and pipeline cleaning and television inspection services exclusive of the Insituform process, over 95% of the Company's revenues for the years ended June 30, 1996, 1995 and 1994 came from contracts with customers to rehabilitate existing pipelines using the Insituform process.

     Sales increased almost $8.9 million (41%) from $21.6 million in fiscal 1995 to $30.5 million in fiscal 1996 primarily as a result of including MIDSOUTH
Partners contract revenues in the fiscal 1996 consolidated sales total. Comparable period East sales increased 4% primarily as a result of expanded production capacity and high levels of workable backlog during the first six months of fiscal 1996.

     Sales increased $6.8 million (46%) from $14.8 million for the year ended June 30, 1994 to $21.6 million for the year ended June 30, 1995. Improved fiscal 1995 sales performance was due in part to expanded production capabilities and in part to higher utilization of all installation resources throughout the year. Sales volume increases were achieved in the Company's municipal, Federal government and industrial market sectors.

     Although Insituform prices vary for Insitutube sizes and other contract conditions, the Company has generally incorporated anticipated cost increases, resulting from inflation ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and net earnings.

     The Company's gross profit as a percentage of sales revenues was 27%, 30% and 22% for fiscal 1996, 1995 and 1994, respectively. The decrease in fiscal 1996 gross profit margin as compared to fiscal 1995 is primarily a result of increased semi-fixed operating costs associated with expanded East production capabilities in fiscal 1996 and reduced margins on MIDSOUTH Partners Insituform contracts. The increase in fiscal 1995 gross profit margin as compared to fiscal 1994 is due primarily to the absorption of semi-fixed operating costs over increased sales in fiscal 1995.

     Selling, general and administrative expenses increased 26% in fiscal 1996 compared to fiscal 1995 primarily as a result of the inclusion of selling, general and administrative expenses of MIDSOUTH Partners in fiscal 1996. Selling, general and administrative costs increased 16% in fiscal 1995 as compared to fiscal 1994 primarily as a result of costs associated with increased production activities.

     The Company's equity in the unconsolidated earnings of MIDSOUTH Partners operations was $738,798 and $154,786 for fiscal 1995 and 1994, respectively. During the years ended June 30, 1995 and 1994, MIDSOUTH Partners recognized sales revenues of $8.9 million and $6.2 million, respectively. The Company's equity in MIDSOUTH Partners' earnings increased 377% from fiscal 1994 to fiscal 1995 primarily as a result of increased sales and improved gross profit margins. The 44% increase in sales was due in part to maintaining consistently high production levels throughout the year and increased sales to Federal government customers. The Partnership's gross profit margin as a percentage of sales increased from 21% in fiscal 1994 to 31% in fiscal 1995 due in part to improved production efficiency, the mix of contracts performed and the absorption of semi-fixed operating costs over increased sales.

Liquidity and Capital Resources
Key Statistics:                               1996         1995          1994
                                              ----         ----          ----
     Working Capital                         $8,708,601  $5,411,770  $4,541,113
     Current Ratio                            3.6 to 1    2.6 to 1    2.7 to 1
     Cash Provided from (Used in) Operations $3,876,283  $3,587,813  $ (459,610)
     Capital Expenditures                    $2,056,459  $1,499,325  $  631,285

          During the fiscal year ended June 30, 1996, $3,876,283 in cash was provided by the Company's operating activities, due in part to the consolidation of MIDSOUTH Partners, the Company's net earnings for the year and $1.6 million in depreciation and amortization expenses included in net earnings that did not require the outlay of cash. Due in part to the consolidation of MIDSOUTH Partners, the Company's cash position increased $1.4 million, improving working capital to $8.7 million with a current ratio of 3.6 to 1 at June 30, 1996.

         Capital expenditures during fiscal 1996, 1995 and 1994 included purchases of vehicles and equipment to upgrade and improve the Company's production capabilities and to replace aging units. Fiscal 1996 and 1995 capital expenditures also included purchases of vehicles and equipment to expand production capabilities.

         During fiscal 1996, 1995 and 1994, the Company declared cash dividends of $261,412, $261,412 and $217,843, respectively. The Company also received a $123,250 cash distribution from MIDSOUTH Partners in fiscal 1995.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated

We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Washington, D.C.
September 20, 1996

                                           INSITUFORM EAST, INCORPORATED
                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Years Ended June 30,
                                                                1996              1995             1994

Sales                                                       $30,470,867      $21,594,313       $14,803,848
                                                            -----------      -----------       -----------

Costs and Expenses:
  Cost of sales                                              22,288,437       15,016,598        11,476,838
  Selling, general and administrative                         5,140,417        4,087,445         3,531,500
                                                             ----------       ----------        ----------
    Total Costs and Expenses                                 27,428,854       19,104,043        15,008,338
                                                             ----------       ----------        ----------

Earnings (Loss) from Operations                               3,042,013        2,490,270          (204,490)

Investment Income                                               135,429           40,670            29,045
Interest Expense                                                (16,719)               0            (1,950)
Other Income                                                    250,656          225,828           265,949
Equity in Earnings of MIDSOUTH Partners                               0          738,798           154,786
                                                             ----------       ----------        ----------

Earnings Before Income Taxes and
  Non-owned Interests                                         3,411,379        3,495,566           243,340

Provision for Income Taxes                                    1,074,000        1,368,000            95,000

Non-owned Interests in Earnings of
  Consolidated Subsidiaries                                     658,822            7,458               963
                                                             ----------       ----------          --------

Net Earnings                                                 $1,678,557       $2,120,108          $147,377
                                                             ==========       ==========          ========

Net Earnings Per Share                                            $0.38            $0.48             $0.03
                                                                  =====            =====             =====






See notes to consolidated financial statements.




                                           INSITUFORM EAST, INCORPORATED
                                            CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,
                                                                                  1996             1995
                                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                   $4,183,084        $2,791,758
  Accounts receivable:
    Due from customers                                                         6,079,658         4,448,391
    Other                                                                        306,428           227,477
  Inventories                                                                  1,159,532         1,111,202
  Prepaid and refundable income taxes                                             86,950             5,276
  Prepaid expenses                                                               258,387           200,926
                                                                             -----------       -----------
  Total Current Assets                                                        12,074,039         8,785,030
Investment in and Advances to MIDSOUTH Partners                                        0         1,481,726
Property, Plant and Equipment, at cost less
  accumulated depreciation                                                    11,009,316         9,142,211
Other Assets                                                                     106,000            71,000
                                                                             -----------       -----------
  Total Assets                                                               $23,189,355       $19,479,967
                                                                             ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              $707,730        $1,024,166
  Accrued compensation and related expenses                                    2,019,977         1,627,034
  Income taxes payable                                                           340,160           460,648
  Dividends payable                                                              261,412           261,412
  Current portion of capital lease obligations                                    36,159                 0
                                                                               ---------        ----------
  Total Current Liabilities                                                    3,365,438         3,373,260
Deferred Income Taxes                                                            818,000           985,000
Long Term Capital Lease Obligations                                              112,732                 0
                                                                               ---------        ----------
  Total Liabilities                                                            4,296,170         4,358,260
                                                                               ---------        ----------

Non-owned Interests in Consolidated Subsidiary                                 2,354,333                 0
                                                                               ---------        ----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163 shares issued; 4,059,266 shares
    outstanding                                                                  175,486           175,486
  Class B common stock - $.04 par value; 800,000 shares
    authorized; 297,596 shares issued and outstanding                             11,904            11,904
  Additional paid-in capital                                                   4,000,424         4,000,424
  Retained earnings                                                           13,540,651        12,123,506
                                                                             -----------       -----------
                                                                              17,728,465        16,311,320

  Less cost of 327,897 shares of common stock in treasury                      1,189,613         1,189,613
                                                                             -----------       -----------
  Total Stockholders' Equity                                                  16,538,852        15,121,707
                                                                             -----------       -----------
  Total Liabilities and Stockholders' Equity                                 $23,189,355       $19,479,967
                                                                             ===========       ===========



See notes to consolidated financial statements.


                                           INSITUFORM EAST, INCORPORATED
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                            $.04 Par   $.04 Par
                              Value   Value Class Additional                       Common               Total
                             Common    B Common     Paid-in        Retained       Stock in          Stockholders'
                              Stock      Stock      Capital        Earnings       Treasury             Equity

Balance - July 1, 1993      $175,482    $11,908   $4,000,424    $10,335,276       $(1,189,613)     $13,333,477
  Dividends declared               0          0            0       (217,843)                0         (217,843)
  Net earnings for the year        0          0            0        147,377                 0          147,377
                            --------    -------   ----------    -----------       -----------      -----------

Balance - June 30, 1994      175,482     11,908    4,000,424     10,264,810        (1,189,613)      13,263,011
  Conversion of Class B
    common stock                   4         (4)           0              0                 0                0
  Dividends declared               0          0            0       (261,412)                0         (261,412)
  Net earnings for the year        0          0            0      2,120,108                 0        2,120,108
                            --------    -------   ----------     ----------       -----------      -----------

Balance - June 30, 1995      175,486     11,904    4,000,424     12,123,506        (1,189,613)      15,121,707
  Dividends declared               0          0            0       (261,412)                0         (261,412)
  Net earnings for the year        0          0            0      1,678,557                 0        1,678,557
                            --------    -------   ----------    -----------       -----------      -----------

Balance - June 30, 1996     $175,486    $11,904   $4,000,424    $13,540,651       $(1,189,613)     $16,538,852
                            ========    =======   ==========    ===========       ============     ===========







See notes to consolidated financial statements.



                                           INSITUFORM EAST, INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended June 30,
                                                                       1996              1995             1994
Cash Flows from Operating Activities:
  Net earnings                                                     $1,678,557        $2,120,108       $147,377
  Adjustments for noncash items included in net earnings:
    Depreciation and amortization                                   1,633,358         1,043,915      1,003,774
    Equity in earnings of MIDSOUTH Partners                                 0          (738,798)      (154,786)
    Deferred income taxes                                            (167,000)           66,000        322,000
    Non-owned interests in earnings of consolidated
      subsidiaries                                                    658,822             7,458            963
  Changes in assets and liabilities, net of effect of
    consolidation of majority-controlled Partnership:
    Receivables                                                       566,218           298,231     (2,550,454)
    Inventories                                                       383,408          (346,264)        67,079
    Other current assets                                              (22,784)          410,106        502,282
    Payables and accruals                                            (854,296)          727,057        202,155
                                                                    ----------        ---------      ---------
Net cash provided by (used in) operating activities                 3,876,283         3,587,813       (459,610)
                                                                    ---------         ---------      ---------

Cash Flows from Investing Activities
  Capital expenditures                                             (2,056,459)       (1,499,325)      (631,285)
  Cash distribution from MIDSOUTH Partners                                  0           123,250              0
  Cash distribution from MIDSOUTH Partners to
    non-owned interests                                              (368,000)                0              0
  Disposal of net assets of discontinued service line                       0                 0        124,082
  Disposal of equipment, net                                           28,387            28,277         82,111
  Cash balance of majority-controlled Partnership prior to
    consolidation                                                     241,094                 0              0
  Acquisition of non-owned interest in consolidated subsidiary              0           (18,816)             0
  Increase in other assets                                            (13,000)                0              0
                                                                   ----------        ----------      ---------
Net cash used in investing activities                              (2,167,978)       (1,366,614)      (425,092)
                                                                   ----------        ----------      ---------

Cash Flows from Financing Activities:
  Dividends paid                                                     (261,412)         (217,843)      (217,843)
  Proceeds from line of credit advances                                     0                 0        600,000
  Repayments of line of credit advances                                     0                 0       (600,000)
  Principal payments under capital lease obligations                  (55,567)                0              0
                                                                   ----------        ----------     ----------
Net cash used in financing activities                                (316,979)         (217,843)      (217,843)

Net increase (decrease) in cash and cash equivalents                1,391,326         2,003,356     (1,102,545)
Cash and cash equivalents at beginning of year                      2,791,758           788,402      1,890,947
                                                                   ----------        ----------     ----------
Cash and cash equivalents at end of year                           $4,183,084        $2,791,758       $788,402
                                                                   ==========        ==========     ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                       $16,719                $0         $1,950
  Income taxes paid (refunded)                                     $1,443,162          $444,615      $(695,661)

Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations         $133,088                $0             $0

See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

1.   Summary of Significant Accounting Policies

Business Operations

     Insituform East, Incorporated (the "Company"), operating pursuant to sublicense agreements as explained in Note 9, is primarily engaged in the rehabilitation of underground sewers and other pipelines using the patented
Insituform(R) process. The process involves installing a cured-in-place Insitupipe(R) product inside existing pipelines.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc,. TRY TEK Machine Works, Inc. (majority-owned prior to March 31, 1995) and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements as of June 30, 1996 and for the year then ended also include the accounts of MIDSOUTH Partners, the Company's majority-controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated. The Company's investment in MIDSOUTH Partners as of June 30, 1995 and for each of the two years in the period ended June 30, 1995 is accounted for using the equity method.

Revenue Recognition

     The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated using the Insituform process. Installation of the Insitutube(R) product is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

Cash and Cash Equivalents

     Cash and cash equivalents consist of checking accounts and temporary investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. Cash equivalents are stated at cost plus accrued interest which approximates market. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company intends to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company would be required to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Thus, adoption during the fiscal year ending June 30, 1997, should have no effect on the Company's financial position or results of operations.

2.   Accounts Receivable

     Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $12,856 and $25,000 at June 30, 1996 and June 30, 1995, respectively. Other accounts receivable includes expense advances to officers and employees of $10,498 and $9,880 at June 30, 1996 and 1995, respectively.

3.   Investment in MIDSOUTH Partners

     MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1996 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform California, Inc., also an affiliate of ITI.

     Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform California, Inc. representative at June 30, 1996. The Company did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of an E-Midsouth, Inc. representative.

     Partnership profits and losses are allocated to the partners as follows:

         Insitu, Inc.                              42.5%
         E-Midsouth, Inc.                          42.5%
         Insituform California, Inc.               15.0%

     The following is condensed financial information of MIDSOUTH Partners at June 30, 1996, 1995 and 1994, and for each of the three years in the period ended June 30, 1996:

                                       1996             1995              1994
                                       ----             ----              ----

Cash                               $   678,176     $   241,094      $   210,487
Accounts Receivable                  2,193,636       2,249,690        1,162,273
Inventories                            445,210         431,738          252,262
Property, Plant and Equipment, Net   1,298,593       1,319,303          937,901
Other Assets                           129,359         185,097          138,807
                                    ----------      ----------       ----------
     Total Assets                   $4,744,974      $4,426,922       $2,701,730
                                    ==========      ==========       ==========

Current Liabilities                 $  581,228      $  859,489       $  533,470
Long-Term Obligations Under
  Capital Lease                        112,732          22,196           71,370
                                    ----------      ----------       ----------
     Total Liabilities              $  693,960      $  881,685       $  604,840
                                    ==========      ==========       ==========

Revenues                            $8,395,698      $8,894,746       $6,185,972
                                    ==========      ==========       ==========

Gross Profit                        $2,074,144      $2,739,390       $1,303,112
                                    ==========      ==========       ==========

Partnership Earnings                $1,145,777      $1,738,347      $   364,204
                                    ==========      ==========      ===========

     During the three years ended June 30, 1996, the Company received $46,800 annually for accounting and administrative services provided to MIDSOUTH Partners.

     The Company and Insituform Southeast Corp., both affiliates of general partners, have each unconditionally committed to advance funds to MIDSOUTH Partners, up to a maximum of $250,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments currently extend through December 31, 1996.

4.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:
                                                            June 30,
                                                      1996             1995

Land and improvements                              $2,018,587       $2,018,587
Buildings and improvements                          5,565,252        5,405,594
Vehicles and production equipment                   9,867,451        6,381,331
Small tools, radios and machine shop equipment      4,119,870        2,993,920
Office furniture and equipment                        933,867          694,495
Leasehold improvements                                147,032           55,101
                                                  -----------       ----------
                                                   22,652,059       17,549,028
Less accumulated depreciation                      11,642,743        8,406,817
                                                  -----------       ----------
Property, plant and equipment, at cost less
     accumulated depreciation                     $11,009,316       $9,142,211
                                                  ===========       ==========

         The Company incurred repair and maintenance costs of $1,021,845, $789,144 and $532,664 for the years ended June 30, 1996, 1995 and 1994, respectively.

5.       Discontinued Operations

          The Company adopted a formal plan to discontinue providing cement mortar lining services on June 11, 1993. This plan included declining to bid on future cement mortar lining contracts, fulfilling existing commitments and selling remaining equipment and materials associated with this service capability. The Company substantially completed two existing contracts in progress and sold substantially all remaining equipment and materials during the year ended June 30, 1994. Sales revenues from cement mortar lining activities for the year ended June 30, 1994 was $1,080,773. This amount is not included in sales in the accompanying Consolidated Statements of Earnings.

6.       Notes Payable

         The Company maintains a $3,000,000 Revolving Line of Credit facility with a bank. This facility, currently available to the Company through December 31, 1997, is reviewed annually. Interest on borrowings against this facility is payable monthly at the bank's prime rate. Loans against this facility are unsecured; however, the Company is required to comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants.

7.       Leases

         MIDSOUTH Partners leases mobile production equipment from an unrelated party. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 1996 is $137,397. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 1996 is as follows:

         Minimum lease payments:
              Year Ending June 30,
                       1997                                         $59,331
                       1998                                          41,580
                       1999                                          41,580
                       2000                                          41,580
                       2001                                          19,500
                       2002                                          14,625
                                                                   --------
              Total Minimum lease payments                          218,196
              Less amount representing interest                      69,305
                                                                   --------
              Present value of minimum lease payments               148,891
              Less current portion                                   36,159
                                                                   --------
              Long-term capital lease obligations                  $112,732
                                                                   ========

         The Company leases operations facilities in Knoxville, Tennessee and Cincinnati, Ohio. The Company also leases equipment on a short-term basis for specific contract requirements. Rental expense for leased equipment and facilities charged to operations was $361,184, $377,555 and $226,598 for the years ended June 30, 1996, 1995 and 1994, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $72,464, $53,127 and $44,069 on noncancelable operating leases during the years ending June 30, 1997, 1998 and 1999, respectively.

8.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision for income taxes included in the consolidated statements of earnings is as follows:

                                                  Years Ended June 30,
                                          1996           1995           1994

Statutory Federal income tax rate:          34%           34%           34%
                                            ===           ===           ===

Income tax expense computed
     at the statutory Federal rate   $   935,869     $1,188,492       $82,736
State income tax expense, net of
     Federal tax benefit                 116,282        167,141        11,147
Non-taxable interest income                    0           (517)       (4,497)
Non-deductible expenses                   21,849         12,884         5,614
                                      ----------     ----------       -------

Provision for income taxes            $1,074,000     $1,368,000       $95,000
                                      ==========     ==========       =======

Effective tax rate                         39%            39%           39%
                                           ===            ===           ===


         The provision for income taxes consists of the following:
                                 Years Ended June 30,
                        1996             1995              1994
Current
     Federal        $1,082,000        $1,135,000          $20,000
     State             159,000           167,000            3,000
                    ----------        ----------          -------
                     1,241,000         1,302,000           23,000
                    ----------        ----------          -------
Deferred
     Federal          (146,000)           58,000           63,000
     State             (21,000)            8,000            9,000
                    ----------        ----------          -------
                      (167,000)           66,000           72,000
                    ----------        ----------          -------

Total               $1,074,000        $1,368,000          $95,000
                    ==========        ==========          =======


         The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:
                                            Years Ended June 30,
                                   1996             1995              1994

Depreciation                  $  52,000           $16,000         $(40,000)
MIDSOUTH Partners operations    (76,000)          126,000          101,000
Deferred revenue               (155,000)         (107,000)               0
Deferred compensation             8,000            33,000           10,000
Other                             4,000            (2,000)           1,000
                              ---------           -------          -------

Total                         $(167,000)          $66,000          $72,000
                              =========           =======          =======


         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following:

                                              Years Ended June 30,
                                            1996              1995

Depreciation                            $1,021,000          $969,000
MIDSOUTH Partners operations                85,000           161,000
Deferred revenue                          (262,000)         (107,000)
Deferred compensation                      (15,000)          (23,000)
Other                                      (11,000)          (15,000)
                                        ----------          --------

Total                                   $  818,000          $985,000
                                        ==========          ========

9.       Commitments and Contingencies

License Agreements

         The Company has entered into seven sublicense agreements with Insituform Technologies, Inc. ("ITI") which grant the Company rights to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, Kentucky, Tennessee and Northern Mississippi. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of the Company or ITI. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed by the Company utilizing the process, less certain fees, be paid to ITI.

         The Company has also entered into license agreements for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. The Company has committed to pay royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

         The agreements also obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for East for the years ended June 30, 1997 and 1996 have been waived by ITI. Payments of minimum annual royalties for MIDSOUTH Partners for the years ended December 31, 1996 and 1995 have been waived by ITI. During the years ended June 30, 1996, 1995 and 1994, the Company incurred royalty expense of $1,846,932, $1,354,163 and $919,732, respectively.

Supply Agreements

         The Company entered into supply agreements with ITI committing East and MIDSOUTH Partners to purchase 90% of its Insitutube material requirements from ITI. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. These agreements, which presently extend through April 30, 1997, are renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period. During the three years ended June 30, 1996, the Company purchased substantially all of its Insitutube from ITI.

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

10.      Stockholders' Equity

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

         On June 10, 1996, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1996, payable July 15, 1996.

         On June 9, 1995, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1995, payable July 14, 1995.

         On June 10, 1994, the Company declared cash dividends of five cents per share on its shares of Common Stock and five cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1994, payable July 15, 1994.

         At June 30, 1996, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

11.      Profit Sharing Plans

         East and MIDSOUTH Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. During the years ended June 30, 1996, 1995 and 1994, the Company recognized profit sharing expense of $263,722, $183,489 and $84,775, respectively. Fiscal 1996 profit sharing expense consisted of $198,844 for East and $64,878 for MIDSOUTH Partners.

12.      Net Earnings Per Share

         Net earnings per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,419,636, 4,376,993 and 4,359,748 were used in computing earnings per share for the years ended June 30, 1996, 1995 and 1994, respectively.

13.      Stock Options

         The Company maintains three stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

          On May 20, 1985, the Board of Directors adopted the Insituform East, Incorporated Employee Stock Option Plan, which was ratified by the shareholders in February 1986. Under the terms of this plan, 350,000 shares of Common Stock were reserved for certain full-time employees of the Company. This plan automatically terminated on February 17, 1996.

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

         The following summary sets forth the activity under the 1989 and 1994 Board of Directors Plans and 1985 Employee Stock Option Plan during the past three years:

                           1994 Board of Directors     1989 Board of Directors           1985 Employee
                              Stock Option Plan           Stock Option Plan            Stock Option Plan
                           ---------------------------------------------------------------------------------

                                      Average Price                Average Price               Average Price
                            Shares      Per Share        Shares      Per Share       Shares      Per Share

Outstanding,
     July 1, 1993                                        285,000      $5.83            0              $0
     Granted                                              60,000       2.44            0               0
     Exercised                                                 0          0            0               0
     Expired                                             (60,000)      5.83            0               0
                                                         -------                    ----

Outstanding,
     June 30, 1994                                       285,000       5.12            0               0
     Granted                 105,000      $2.63                0          0            0               0
     Exercised                     0          0                0          0            0               0
     Expired                       0          0          (45,000)      5.75            0               0
                             -------                     -------                    ----

Outstanding,
     June 30, 1995           105,000       2.63          240,000       5.00            0               0
     Granted                 105,000       4.22                0          0            0               0
     Exercised                     0          0                0          0            0               0
     Expired                       0          0          (60,000)      5.75            0               0
                             -------                     -------                    ----

Outstanding,
     June 30, 1996           210,000      $3.43          180,000      $4.75            0              $0
                             =======                     =======                    ====

14.      Significant Customers

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's customers have been state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1996, Federal government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1995, Federal Government contracts (collectively), a regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1994, Federal Government contracts (collectively) accounted for 15% of the Company's revenues.

15.      Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for the years ended June 30, 1996 and 1995 are presented in the following table. Sales and Gross Profit figures for the first three quarters of the Company's fiscal year ended June 30, 1996 have been restated to include the operations of the Company's majority-controlled subsidiary partnership, MIDSOUTH Partners, beginning July 1, 1995.


                                             Three Months Ended
                          September 30,    December 31,    March 31,   June 30,
                             1995             1995            1996       1996
Year Ended June 30, 1996

Sales                      $8,470,336    $8,370,379    $6,898,327    $6,731,825
Gross Profit               $2,625,029    $2,555,522    $1,555,040    $1,446,839
Net Earnings               $  661,302    $  668,294    $  124,413    $  224,548
Net Earnings Per Share     $     0.15    $     0.15    $     0.03    $     0.05

                                             Three Months Ended
                          September 30,    December 31,     March 31,  June 30,
                             1994              1994           1995      1995
Year Ended June 30, 1995

Sales                      $4,894,861    $5,324,205    $5,316,915    $6,058,332
Gross Profit               $1,248,004    $1,633,407    $1,746,427    $1,949,877
Net Earnings               $  372,138    $  544,521    $  525,267    $  678,182
Net Earnings Per Share     $     0.09    $     0.12    $     0.12    $     0.15

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

         The individuals listed below who were executive officers but not directors of the Company throughout fiscal 1996 are Raymond T. Verrey, John F. Mulhall, Gregory Laszczynski and Robert F. Hartman.

         Holders of shares of Class B Common Stock are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class. The following list designates those directors elected by holders of shares of Common Stock and those directors elected by holders of shares of Class B Common Stock.


Name, Age, Principal Occupation,
Business Experience and                  First Became      Class of Common Stock
Directorships                             A Director         For which Elected
- --------------------------------------------------------------------------------

George Wm. Erikson, Age 54 (1)                1984          Class B Common Stock
   Chairman, member of the Chief
   Executive Officer Committee and
   General Counsel  since  1986,  Director  since  1984  and  Chairman  of the
   Board of Directors from 1985 to 1986;  CERBCO,  Inc. -- Chairman,  General
   Counsel and Director since 1988; CERBERONICS,  Inc. -- Vice Chairman since
   1988, Chairman from 1979 to 1988,  Secretary from 1976 to 1988,  General
   Counsel since 1976 and Director  since 1975;  Capitol Copy Products,  Inc. --
   Chairman,  General Counsel and Director since 1987.

Robert W. Erikson, Age 51 (1)                 1985          Class B Common Stock
   President since September 1991,
   Vice Chairman and member of the Chief
   Executive Officer Committee since 1986, Vice Chairman of the Board of
   Directors from 1985 to 1986; CERBCO, Inc. -- President, Vice Chairman and Director since 1988; CERBERONICS, Inc. -- Chairman since 1988,
   President from 1977 to 1988 and Director since 1974; Capitol Copy
   Products, Inc. -- Vice Chairman and Director since 1987; Director of The
   Palmer National Bank from 1983 to 1996, and Director of its successor,
   The George Mason Bank, N.A., since 1996.

Calvin G. Franklin, Age 66                    1994            Common Stock
   President and Chief Executive Officer
   of Engineering Systems
   Consultants, Inc. since 1992; Commanding General of D.C. National
   Guard from 1981 to 1992; Director of Columbia First Bank from 1989 to
   1995; Director of Signet Bank, N.A. from 1985 to 1989; retired Major
   General, U.S. Army.

Webb C. Hayes, IV, Age 48 (3)                 1994          Class B Common Stock
   Director and Executive Vice President
   of George Mason Bankshares, Inc.
   and Chairman, President and CEO of George Mason Bank, N.A., since
   1996; Chairman of the Board of Palmer National Bancorp, Inc.  and The
   Palmer National Bank from 1985 to 1996, President and Chief Executive
   Officer from 1983 to 1996; Director of CERBCO, Inc. since 1991; Director of Capitol Copy Products, Inc. since 1992; Director of the  Federal
   Reserve Bank of Richmond from 1992 to 1995.

Paul C. Kincheloe, Jr., Age 55                1994          Class B Common Stock
   Practicing attorney and real estate
   investor since 1967;  Partner in the law
   firm of Kincheloe and Schneiderman since 1983;  Director of CERBCO,
   Inc. since 1991; Director of Capitol Copy Products, Inc. since 1992;
   Director of Herndon Federal Savings & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

Jack Massar, Age 71 (2) (3)                   1991          Class B Common Stock
   Independent  business consultant since
   1991; President of Insituform
   Technologies, Inc. (formerly Insituform of North America, Inc.) from 1984 to 1991 (retired January 1991),  Director from 1983 to 1987; President and Director of NuPipe, Inc. from 1988 to 1991; Director of Insituform Mid-
   America, Inc. from 1983 to 1991; Director of Wellington Leisure Products,
   Inc. from 1991 to 1994.

Thomas J. Schaefer, Age 58 (2) (3)            1981          Common Stock
   Independent private investor since 1995;
   President, Chief Executive
   Officer and Director of Columbia First Bank from 1988 to 1995; President and Chief Executive Officer of Signet Bank, N.A. from 1981 to 1988, and
   Director of Signet Bank, N.A. from 1978 to 1988; Director of CERBCO,
   Inc. from July 1990 to November 1990.

Raymond T. Verrey, Age 50
   Vice President,  Treasurer and Chief Financial Officer since 1988,  Principal
   Accounting  Officer  since  1987;  employed by Touche Ross & Co. from 1975 to
   1987, serving as an Audit Manager from 1981 to 1987.

John F. Mulhall, Age 50
   Vice  President  of Sales and  Marketing  since  1988;  Director of Sales and
   Marketing from 1987 to 1988; employed by Translogic Corporation, a material conveying system manufacturer, from 1972 to 1987, serving as Eastern Regional
   Manager from 1979 to 1987.

Gregory Laszczynski, Age 42
   Vice President of Operations since 1989,  Director of Operations from 1987 to
   1989;  employed by FMC  Corporation  from 1984 to 1987,  serving as a Project
   Engineer.

Robert F. Hartman, Age 49
   Vice President of Administration and Secretary since 1991; Vice President and Controller of CERBCO, Inc. since 1988; Vice President and Treasurer of CERBERONICS, Inc. since 1988; employed by Dynamac International,
   Inc. from 1985 to 1988, serving as Controller; employed by CERBERONICS, Inc. from 1979 to 1985, serving as Vice President and
   Treasurer from 1984 to 1985.

- --------------------------------------------------------------------------------

(1) Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
(2) Member of Audit Committee.
(3) Member of Employee Stock Option Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

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

         The Company does not have a compensation committee. The CEOC, with the annual review and oversight of the Board, determines the compensation for all officers of the Company except the members of the CEOC. The Board, as a whole, considers compensation arrangements proposed by and for members of the CEOC, and pursuant to the By-laws, is the ultimate determiner of compensation arrangements for members of the CEOC. When considering CEOC compensation arrangements, Board review may be conducted with or without the presence (or participation) of the CEOC members who are also members of the Board as the Board deems appropriate under the circumstance. Resolutions of the Board determining CEOC compensation arrangements are voted upon by the Board with such CEOC members abstaining. A second vote is then taken with all directors participating.

SUMMARY COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company to each of the named executive officers for the fiscal years ended June 30, 1996, 1995 and 1994:

                                            SUMMARY COMPENSATION TABLE
                                                                           Long-Term Compensation
                                        Annual Compensation                              Awards          Payouts
Name                                             Other        Total   Restricted
and                                             Annual       Annual      Stock    Options/   LTIP     All Other
Principal          Fiscal   Salary    Bonus  Compensation Compensation  Awards      SARs    Payouts Compensation
Position            Year      ($)      ($)      ($) 2/         ($)        ($)        (#)      ($)      ($) 3/
- -------------------------------------------------------------------------------------------------------------------

George Wm. Erikson  1996    $201,555 $22,393     $0          $223,948    $0       15,000     $0        $11,264
Chairman & General  1995     196,555  31,457      0           228,012     0       15,000      0         12,033
Counsel 1/          1994     188,559   2,086      0           190,645     0       15,000      0         19,683

Robert W. Erikson   1996    $201,555 $22,393     $0          $223,948    $0       15,000     $0         $9,014
President 1/        1995     196,555  31,457      0           228,012     0       15,000      0         10,118
                    1994     188,559   2,086      0           190,645     0       15,000      0         18,322

John F. Mulhall     1996    $118,023 $13,112     $0          $131,135    $0            0     $0         $8,639
Vice President of   1995     114,993  18,404      0           133,397     0            0      0          7,926
Sales & Marketing   1994     110,322   1,221      0           111,543     0            0      0          9,521

Gregory Laszczynski 1996    $124,335 $13,814     $0          $138,149    $0            0     $0        $10,531
Vice President of   1995     109,756  17,564      0           127,320     0            0      0          8,308
Operations          1994     105,297   1,165      0           106,462     0            0      0          9,649

Raymond T. Verrey   1996     $96,568 $10,729     $0          $107,297    $0            0     $0         $7,564
Vice President &    1995      94,076  15,056      0           109,132     0            0      0          6,859
Chief Financial     1994      90,254     998      0            91,252     0            0      0          7,837
Officer

Robert F. Hartman   1996     $85,891  $9,542     $0           $95,433    $0            0     $0         $6,665
Vice President of   1995      83,664  13,390      0            97,054     0            0      0          5,754
Administration &    1994      80,254     888      0            81,142     0            0      0          6,632
Secretary
- -------------------------------------------------------------------------------------------------------------------

1/ The Company's Chief Executive Officer Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief
     Executive Officer of the Company.
2/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
3/   Contributions to the Insituform East,  Incorporated  Employee Advantage
     Plan, as described on page 31.

CASH COMPENSATION PURSUANT TO PLANS

Insituform East, Incorporated Employee Advantage Plan

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

Names and Capacities in Which                Contributions for    Vested Percent
Cash Contributions Were Made                 Fiscal Year 1996 1/  as of 06/30/96

George Wm. Erikson, Chairman                         $9,014           100%
Robert W. Erikson, President                          9,014           100%
John F. Mulhall, Vice President of Sales & Marketing  7,989           100%
Gregory Laszczynski, Vice President of Operations     8,403           100%
Raymond T. Verrey, Vice President & Chief
  Financial Officer                                   6,117           100%
Robert F. Hartman, Vice President of
  Administration & Secretary                          5,177            60%

All Executive officers as a group (6 persons)       $45,714            N/A
- --------------------------------------------------------------------------------

1/ Total contributions to employees of $211,541 include Insituform East's contribution of $198,844 and reallocated amounts totaling $12,697 forfeited by former participants who terminated employment with Insituform East during the fiscal year 1996.

         The IEI Advantage Plan includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. During the fiscal year ended June 30, 1996, Insituform East contributed an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts.

Names and Capacities in Which                 Contributions for   Vested Percent
Cash Contributions Were Made                  Fiscal Year 1996    as of 06/30/96

George Wm. Erikson, Chairman                          $2,250        100%
Robert W. Erikson, President                               0        100%
John F. Mulhall, Vice President of Sales & Marketing     650        100%
Gregory Laszczynski, Vice President of Operations      2,128        100%
Raymond T. Verrey, Vice President & Chief Financial
  Officer                                              1,447        100%
Robert F. Hartman, Vice President of Administration
  & Secretary                                          1,488        100%

All Executive officers as a group (6 persons)         $7,963        N/A
- --------------------------------------------------------------------------------


1985 Employee Stock Option Plan

         The Company adopted, with stockholder approval at the 1985 Annual Meeting of Stockholders, the Insituform East, Incorporated 1985 Employee Stock Option Plan. This plan automatically terminated on February 17, 1996. The purpose of the plan was to advance the growth and development of the Company by affording an opportunity to employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who was employed on a full-time basis was eligible for participation. The plan was administered by the Stock Option Committee consisting of Messrs. Thomas J. Schaefer, Jack Massar and Webb C. Hayes, IV.

         During fiscal year 1996, no options were granted to executive officers of the Company. All options granted under this plan in past years had expired prior to June 30, 1996.

1989 Board of Directors Stock Option Plan

         The  Company  adopted,  with  stockholder  approval  at the 1989 Annual
Meeting of Stockholders, the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The Plan is administered by the Board of Directors. Options were first granted to directors on December 1, 1989 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1990, 1991, 1992 and 1993. No further options are anticipated to be granted under this plan.

         Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of the Company's Common Stock at a designated option price, anytime and from time to time, within five years from the date of grant. Options previously granted, which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. The Plan will terminate in 1999, unless terminated sooner by the Board of Directors. Under terms of this plan, 180,000 shares of Common Stock remain reserved for the directors of the Company.

         No options available under this plan were granted to or exercised by directors of the Company during fiscal year 1996.

1994 Board of Directors Stock Option Plan

         The  Company  adopted,  with  stockholder  approval  at the 1994 Annual
Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The Plan is administered and options are granted by the Board of Directors. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company.

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

         On December 8, 1995, options on a total of 105,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of seven directors) at a per share price of $4.2188. No options available under this plan were exercised by directors of the Company during fiscal year 1996.

OPTIONS/SAR GRANTS

         No option of Stock Appreciation Right grants were made to any of the named executive officers during fiscal year 1996 under the 1985 Employee Stock Option Plan or the 1989 Board of Directors Stock Option Plan. The following table sets forth information concerning options granted to each of the named executive officers, who are also directors, during fiscal year 1996 under the 1994 Board of Directors Stock Option Plan.

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                                                       Potential Realized Value
                                                                                           at Assumed Annual
                                                                                         Rates of Stock Price
                                Individual Grants                                    Appreciation for Option Term
                                            % of Total
                                           Options/SARs
                                            Granted to    Exercise or
                         Options/SARs        Employees     Base Price      Expiration
Name                      Granted (#)     in Fiscal Year    ($/Share)         Date          5% ($)       10% ($)
- -------------------------------------------------------------------------------------------------------------------

George Wm. Erikson           15,000 1/          14%           $4.2188        12/8/00        $17,484      $38,634

Robert W. Erikson            15,000 1/          14%           $4.2188        12/8/00        $17,484      $38,634
- -------------------------------------------------------------------------------------------------------------------

1/       Option grants under the 1994 Board of Directors Stock Option Plans, as described on page 32.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

         All option or Stock Appreciation Right grants made under the 1985 Employee Stock Option Plan had expired prior to fiscal year 1996. No option or Stock Appreciation Right grants made under the 1989 and 1994 Board of Directors Stock Option Plans to any of the named executive officers were exercised during fiscal year 1996. The following table sets forth information concerning option or Stock Appreciation right grants held by each of the named executive officers, who are also directors, as of June 30, 1996.

                                 AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           AND FY-END OPTIONS/SAR VALUES

                                                           Number of Unexercised         Value of Unexercised
                                                              Options/SARs at          In the Money Options/SARs
                                                            Fiscal Year-End (#)         at Fiscal Year-End ($)
- -------------------------------------------------------------------------------------------------------------------

                        Shares Acquired        Value
Name                    on Exercise (#)    Realized ($)  Exercisable   Unexercisable    Exercisable Unexercisable

George Wm. Erikson            0                  $0         75,000 1/       0             $17,813       $0

Robert W. Erikson             0                  $0         75,000 1/       0             $17,813       $0
- -------------------------------------------------------------------------------------------------------------------

1/   Options exercisable under the IEI 1989 and 1994 Board of Directors Stock Option Plans, as described on page 32.


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

        Mr. Jack Massar, a director of the Company since 1991, has a consulting agreement with the Company. Mr. Massar received $48,600 from the Company for services rendered pursuant to this agreement during fiscal year 1996. Mr. Massar is also reimbursed for travel-related expenses in connection with services performed under this agreement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

          The Company's Board of Directors does not have a Compensation Committee; the Board of Directors serves in that capacity. Messrs. George Wm. Erikson and Robert W. Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and President, respectively, participate in and during fiscal 1996 participated in deliberations of the Board of Directors concerning executive officer compensation.

          Messrs. George Wm. Erikson and Robert W. Erikson are both members of the Board of Directors and executive officers of CERBCO, Inc. In their capacity as directors of CERBCO, Inc., they participate in and during fiscal 1996 participated in deliberations of the CERBCO, Inc. Board of Directors concerning executive officercompensation for CERBCO, Inc.

          Mr. Robert W. Erikson served, during fiscal 1996, as a member of the Compensation Committee of the Board of Directors of The Palmer National Bank. Mr. Webb C. Hayes, IV, a director of the Company and director of CERBCO, Inc. who participates in, and during fiscal 1996 participated in, deliberations of the Company's Board of Directors and the CERBCO, Inc. Board of Directors concerning executive officer compensation for the Company and CERBCO, Inc., respectively, was Chairman of the Board and an executive officer of The Palmer National Bank. Palmer National Bancorp, Inc., parent of The Palmer National Bank, was acquired by George Mason Bankshares, Inc. in May 1996. The Palmer National Bank was subsequently renamed George Mason Bank, N.A. Since May 1996, Mr. Erikson no longer participates in compensation matters affecting Mr. Hayes.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of September 3, 1996.

                                           Number of Shares      Outstanding %
Name and Address of                           of Class             of Class
Beneficial Owner      Title of Class      Beneficially Owned  Beneficially Owned
- --------------------------------------------------------------------------------


CERBCO, Inc.*         Common Stock              1,100,000          27.1%
3421 Pennsy Drive     Class B Common Stock        296,141          99.5%
Landover, MD 20785

Robert W. Erikson **
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

George Wm. Erikson **
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785
- -------------------------------------------------------------------------------------------------------------------

*    Through its  ownership  of  outstanding  shares of Common Stock and Class B
     Common Stock, CERBCO, Inc. is entitled to cast 57.7% of all votes entitled to be cast on matters which holders of shares of both classes of the Company's common stock vote together.

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

                                                    Amount & Nature of
                                                    Beneficial Ownership
Name of                                           Owned    Exercisable  Percent
Beneficial Owner              Title of Class      Outright   Options    of Class
- --------------------------------------------------------------------------------


George Wm. Erikson *            Common Stock      16,500       75,000     2.2%
Robert W. Erikson *             Common Stock           0       75,000     1.8%
Calvin G. Franklin              Common Stock           0       30,000     0.7%
Webb C. Hayes, IV               Common Stock           0       30,000     0.7%
Paul C. Kincheloe, Jr.          Common Stock           0       30,000     0.7%
Jack Massar                     Common Stock           0       75,000     1.8%
Thomas J. Schaefer              Common Stock      27,500       75,000     2.5%

All directors and officers      Common Stock    * 44,500      390,000     9.8%
As a group (11 persons,     Class B Common Stock     * 0            0     0.0%
including those named above)
- -------------------------------------------------------------------------------------------------------------------

* See Item 12.(a) above for further discussion of the amount and nature of beneficial ownership of Messrs. G.Wm. Erikson and R.W. Erikson as CERBCO,
     Inc. shareholders.

(c)      Changes in Control

         None.

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         Not applicable.

(b)      Certain Business Relationships

         Mr. Thomas J. Schaefer, a director of the Company since 1981, was President, Chief Executive Officer and a Director of Columbia First Bank. The Company maintained a commercial banking relationship with Columbia First Bank including a $3,000,000 revolving line of credit during fiscal 1996 until Columbia First Bank was acquired by First Union National Bank on November 3, 1995. Management of the Company believes that Columbia First Bank's fees for commercial banking services were competitive with fees charged by other area banks.

(c)      Indebtness of Management

         Not applicable.

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)    1.  Financial Statements included under Part II, Item 8:           Pages

       Independent Auditors' Report on Financial Statements                14
       Consolidated Statements of Earnings                                 15
       Consolidated Balance Sheets                                         16
       Consolidated Statements of Stockholders' Equity                     17
       Consolidated Statements of Cash Flows                               18
       Notes to Consolidated Financial Statements                       19 - 27

       2.  Financial Statement Schedules:

       All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

       3.  Exhibits:

       Exhibit Number*                                                    Pages

       10.1     Loan Agreement dated July 1, 1996 between the Company     38-41
                and First Union National Bank of Virginia (the "Bank") evidencing the Company's $3,000,000 Line of Credit facility with the Bank.

       10.2     Promissory Note dated July 1, 1996 between the Company    42-46
                and First Union National Bank of Virginia executed in connection with extension of the Company's $3,000,000
                Line of Credit facility to December 31, 1997.

       11.0     Statement re computation of per share earnings             47

       23.0     Independent Auditors' Consent                              48

       27.0     Financial Data Schedule                                    49

           * The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

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

Signature & Title        Capacity                           Date

/s/ GEORGE Wm. ERIKSON
George Wm. Erikson
Chairman                  Director and
                          Principal Executive Officer        September 20, 1996

/s/ ROBERT W. ERIKSON
Robert W. Erikson
President                 Director and
                          Principal Executive Officer        September 20, 1996

/s/ CALVIN G. FRANKLIN
Calvin G. Franklin        Director                           September 20, 1996

/s/ WEBB C. HAYES, IV
Webb C. Hayes, IV         Director                           September 20, 1996

/s/ PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.    Director                           September 20, 1996

/s/ JACK MASSAR
Jack Massar               Director                           September 20, 1996

/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer        Director                           September 20, 1996

/s/ RAYMOND T. VERREY     Principal Accounting Officer,      September 20, 1996
Raymond T. Verrey         Principal Financial Officer
Vice President and
Chief Financial Officer