Form 10-Q
period 1996-09-30
INSITUFORM EAST INC
filed 1996-11-13
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                 September 30, 1996
                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE    ACT   OF   1934   For   the    transition    period    from
         -------------------------- to ----------------------

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

                                   Yes X      No ---




As of November 6, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock          4,059,266
                          Class B Common Stock    297,596
                          Total                 4,356,862

                                TABLE OF CONTENTS


                                                                 Page Reference
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                              3

        Condensed Consolidated Statements of Operations
        Three Months Ended September 30, 1996 and 1995 (Unaudited)        3

        Condensed Consolidated Balance Sheets
        September 30, 1996 and June 30, 1996 (Unaudited)                  4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended September 30, 1996 and 1995 (Unaudited)        5

        Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 9

Item 6. Exhibits and Reports on Form 8-K                                  9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                1996                      1995

Sales                                                        $5,320,770                $8,470,336
                                                             ----------                ----------

Costs and Expenses:
 Cost of sales                                                4,710,687                 5,845,307
 Selling, general and administrative                          1,202,441                 1,372,490
                                                              ---------                 ---------
    Total Costs and Expenses                                  5,913,128                 7,217,797
                                                              ---------                 ---------

Earnings (Loss) from Operations                                (592,358)                1,252,539

Investment Income                                                46,541                    27,490
Interest Expense                                                 (6,293)                   (4,104)
Other Income                                                     48,904                    60,958
                                                             ----------                ----------

Earnings (Loss) Before Income Taxes and
  Non-owned interests                                          (503,206)                1,336,883

Non-owned Interests in Pretax Loss (Earnings)
  of MIDSOUTH Partners                                           15,343                  (251,581)
                                                             ----------               ------------

Earnings (Loss) Before Income Taxes                            (487,863)                1,085,302

Provision (Credit) for Income Taxes                            (191,000)                  424,000
                                                             ----------                ----------

Net Earnings (Loss)                                           $(296,863)               $  661,302
                                                              =========                ----------

Net Earnings (Loss) Per Share                                 $   (0.07)               $     0.15
                                                               ========                ----------


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             September 30,      June 30,
                                                                                 1996             1996
                                                      ASSETS
Current Assets:
   Cash and cash equivalents                                                  $3,172,601        $4,183,084
   Accounts receivable - net of allowance
     for doubtful accounts of $0 and $12,856                                   6,036,825         6,386,086
   Inventories - raw materials                                                 1,478,119         1,159,532
   Prepaid and refundable income taxes                                           255,804            86,950
   Prepaid expenses                                                              437,292           258,387
                                                                           -------------      ------------
     Total Current Assets                                                     11,380,641        12,074,039

Property, Plant and Equipment - at cost less accumulated
   depreciation of $12,018,444 and $11,642,743                                10,949,484        11,009,316
Other Assets                                                                     101,000           106,000
                                                                          --------------    --------------
     Total Assets                                                            $22,431,125       $23,189,355
                                                                             ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $     957,112     $     707,730
   Accrued compensation and related expenses                                   1,893,117         2,019,977
   Income taxes payable                                                           26,724           340,160
   Dividends payable                                                                   0           261,412
   Current portion of capital lease obligations                                   28,854            36,159
                                                                          --------------     -------------
     Total Current Liabilities                                                 2,905,807         3,365,438

Deferred Income Taxes                                                            837,000           818,000
Long-Term Capital Lease Obligations                                              107,339           112,732
                                                                           -------------     -------------
     Total Liabilities                                                         3,850,146         4,296,170
                                                                            ------------      ------------

Non-owned Interests in Consolidated Subsidiary                                 2,338,990         2,354,333
                                                                            ------------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          13,243,788        13,540,651
                                                                             -----------       -----------
                                                                              17,431,602        17,728,465
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                           -------------     -------------
       Total Stockholders' Equity                                             16,241,989        16,538,852
                                                                            ------------      ------------
       Total Liabilities and Stockholders' Equity                            $22,431,125       $23,189,355
                                                                             ===========       ===========

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                 1996             1995

Cash Flows from Operating Activities:
   Net earnings (loss)                                                         $(296,863)         $661,302
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                               432,041           393,172
     Deferred income taxes                                                        19,000           (74,000)
     Non-owned interests in earnings (loss) of consolidated subsidiary           (15,343)          251,581
   Changes  in  assets  and  liabilities,  net of  effect  of  consolidation  of majority-controlled Partnership:
     Receivables                                                                 349,261        (1,857,955)
     Inventories                                                                (318,587)           17,491
     Other current assets                                                       (347,759)         (169,211)
     Payables and accruals                                                      (190,914)          120,157
                                                                             -----------      ------------
Net cash provided by (used in) operating activities                             (369,164)         (657,463)
                                                                             -----------      -------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                    (367,209)         (284,078)
   Cash balance of majority-controlled Partnership prior
     to consolidation                                                                  0           241,094
                                                                           -------------      ------------
Net cash used in investing activities                                           (367,209)          (42,984)
                                                                             -----------     --------------

Cash Flows from Financing Activities:
   Dividends Paid                                                               (261,412)         (261,412)
   Principal payments under capital lease obligations                            (12,698)          (13,894)
                                                                            ------------     --------------
Net cash used in financing activities                                           (274,110)         (275,306)
                                                                             ------------     -------------

Net increase (decrease) in cash and cash equivalents                          (1,010,483)         (975,753)
Cash and cash equivalents at beginning of period                               4,183,084         2,791,758
                                                                             -----------        ----------
Cash and cash equivalents at end of period                                    $3,172,601        $1,816,005
                                                                              ==========        ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                             $     6,293       $     4,104
   Income taxes paid                                                         $   272,290       $   514,277

Supplemental schedule of noncash investing and financing activities:
   Capital equipment acquired under capital lease obligations                $         0       $    72,708

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 1996, the Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of full year operating results.

2.   Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., TRY TEK Machine Works, Inc., and Insituform of Pennsylvania, Inc. (collectively, "East") and the accounts of MIDSOUTH Partners, the Company's majority-controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 1995 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

3.   Computation of Net Earnings (Loss) Per Share

     Net earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,385,498 and 4,429,817 were used in computing net earnings
(loss) per share for the three months ended September 30, 1996 and 1995, respectively.

4.   MIDSOUTH Partners

     MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at September 30, 1996 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform California, Inc. also an affiliate of ITI.

     Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee has consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform California, Inc. representative since June 12, 1996. Partnership profits and losses are allocated to the partners as follows:

                  Insitu, Inc.                       42.5%
                  E-Midsouth, Inc.                   42.5%
                  Insituform California, Inc.        15.0%

Summarized   results  of  operations  for  MIDSOUTH   Partners,   the  Company's
majority-controlled minority-owned subsidiary Partnership, are as follows:

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  1996            1995

Revenues                                                                      $1,565,236        $2,468,639
                                                                              ----------        ----------

Gross Profit                                                                  $  174,283        $  701,141
                                                                              -----------       -----------

Partnership Earnings (Loss)                                                   $  (26,684)       $  437,532
                                                                              ------------      -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net losses of -$296,863 (-$0.07 per share), on $5.32 million in sales, for its first quarter ended September 30, 1996. The Company attributed unfavorable first quarter operating results to a $3.15 million (37%) decrease in comparable period sales, materially as a result both of the timing of work releases and of the low workable backlog levels in its licensed territory throughout the quarter. Comparative first quarter results of the previous year have been restated to reflect comparable consolidation of the Company's now majority-controlled subsidiary, MIDSOUTH Partners.

         While there can be no assurances regarding future operating performance, based on the volume and mix of the Company's present and expected backlog of customer orders, the Company presently believes that increases in both immediately workable and in general backlog should result in favorable results over the remaining three quarters of fiscal 1997.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $17.4 million at September 30, 1996 as compared to $12.8 million at September 30, 1995. The twelve-month backlog at September 30, 1996 was approximately $13.1 million as compared to $12.5 million at September 30, 1995. Consolidated Company backlog figures include MIDSOUTH Partners backlog of approximately $1.3 million and $3.6 million at September 30, 1996 and 1995, respectively. The total backlog value of all uncompleted and multi-year contracts at September 30, 1996 and 1995 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates, however, are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

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

          The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Strategic market share participation undertaken by the Company in this segment to preserve competitive presence, usually at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a value and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

         The Company recognized a net loss of -$296,863 (-$0.07 per share) for the first quarter of fiscal 1997 ended September 30, 1996, as compared to net earnings of $661,863 ($0.15 per share) for the first quarter of fiscal 1996 ended September 30, 1995. The Company's unfavorable first quarter fiscal 1997 operating results are primarily a result of the timing of then low workable backlog levels in the its licensed territory.

         Sales decreased $3.15 million (37%) from $8.47 million for the three months ended September 30, 1995 to $5.32 million for the three months ended September 30, 1996. This decrease was due primarily to lower workable backlog levels experienced throughout the quarter. MIDSOUTH Partners sales decreased $0.9 million (37%); East sales decreased $2.25 million (also 37%).

         Cost of sales decreased 19% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a result, gross profit as a percentage of sales decreased from 31% of sales for the first quarter of fiscal 1996 to 11% of sales for the first quarter of fiscal 1997. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume and, to a lesser extent, reduced comparable period margins on installation contracts performed by MIDSOUTH Partners.

         Selling, general and administrative expenses decreased $170,049 (12%) for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, primarily as a result of lower costs to support reduced production activities.

Financial Condition

         During the three months ended September 30, 1996, the Company used $369,164 in cash in operating activities, due in part to the Company's first quarter fiscal 1997 loss of -$296,863. Expenditures for increases in inventory and other current asset account balances were offset by a decrease in accounts receivable and depreciation and amortization expenses included in operating results that did not require the outlay of cash.

         During the first three  months of fiscal  1997,  the  Company  expended
$367,209 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $1.0 million decrease in cash during the first quarter of fiscal 1997, the Company's financial liquidity remained strong with working capital of $8.4 million and a current ratio of 3.9 at September 30, 1996.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

              On October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and the Company of Sections 1 and 2 of the Sherman Act,
Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. The Company, which has not yet filed its answer to the complaint, believes it has strong defenses to, and will vigorously contest, the suit. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of the Company.

         The Company is a party, both as plaintiff and defendant, to other claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date  November 13, 1996             /s/ Robert W.  Erikson
      -----------------             ----------------------
                                    Robert W. Erikson
                                    President



Date  November 13, 1996             /s/ Raymond T.  Verrey
      -----------------             ----------------------
                                    Raymond T. Verrey
                                    Chief Financial Officer