Form 10-Q
period 1996-12-31
INSITUFORM EAST INC
filed 1997-02-13
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                  December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  --------------- to  ----------------

Commission file number:  0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

                       Delaware                                 52-0905854
            (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                  Identification No.)


                   3421 Pennsy Drive                              20785
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

                                   Yes X     No --




As of February 3, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock              4,059,266
                      Class B Common Stock        297,596
                                               ----------
                      Total                     4,356,862

                                TABLE OF CONTENTS


                                                                Page Reference
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                     3

              Condensed Consolidated Statements of Operations
              - Three Months and Six Months Ended
              December 31, 1996 and 1995 (Unaudited)                   3

              Condensed Consolidated Balance Sheets
              December 31, 1996 and June 30, 1996 (Unaudited)          4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended December 31, 1996 and 1995 (Unaudited)  5

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                        9

Item 6.       Exhibits and Reports on Form 8-K                         9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                      December 31,                           December 31,
                                                 ------------------------------      ------------------------------
                                                     1996              1995              1996               1995
                                                 ------------      ------------      ------------      ------------

Sales                                              $6,637,618        $8,370,379       $11,958,388       $16,840,715
                                                 ------------      ------------      ------------      ------------

Costs and Expenses:
 Cost of sales                                      4,923,149         5,814,857         9,633,836        11,660,164
 Selling, general and administrative                1,336,533         1,281,860         2,538,974         2,654,350
                                                 ------------      ------------      ------------      ------------
    Total Costs and Expenses                        6,259,682         7,096,717        12,172,810        14,314,514
                                                 ------------      ------------      ------------      ------------

Earnings (Loss) from Operations                       377,936         1,273,662          (214,422)        2,526,201

Investment Income                                      37,169            16,134            83,710            43,624
Interest Expense                                       (8,118)           (4,571)          (14,411)           (8,675)
Other Income                                           29,191            41,841            78,095           102,799
                                                 ------------      ------------      ------------      ------------

Earnings (Loss) Before Income Taxes and
  Non-owned interests                                 436,178         1,327,066           (67,028)        2,663,949

Non-owned Interests in Pretax Earnings
  of MIDSOUTH Partners                                (91,939)         (230,772)          (76,596)         (482,353)
                                                 ------------      ------------      ------------      ------------

Earnings (Loss) Before Income Taxes                   344,239         1,096,294          (143,624)        2,181,596

Provision (Credit) for Income Taxes                   134,000           428,000           (57,000)          852,000
                                                 ------------      ------------      ------------      ------------

Net Earnings (Loss)                              $    210,239      $    668,294      $    (86,624)     $  1,329,596
                                                 ============      ============      ============      ============

Net Earnings (Loss) Per Share                    $       0.05      $       0.15      $      (0.02)     $       0.30
                                                 ============      ============      ============      ============


See notes to condensed consolidated financial statements.




                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            December 31,            June 30,
                                                                               1996                    1996
                                                       ASSETS
Current Assets:
   Cash and cash equivalents                                               $  3,708,682          $  4,183,084
   Accounts receivable - net of allowance
     for doubtful accounts of $0 and $12,856                                  6,139,524             6,386,086
   Inventories - raw materials                                                1,394,520             1,159,532
   Prepaid and refundable income taxes                                          437,330                86,950
   Prepaid expenses                                                             405,237               258,387
                                                                           ------------          ------------
     Total Current Assets                                                    12,085,293            12,074,039

Property, Plant and Equipment - at cost less accumulated
   depreciation of $12,453,133 and $11,642,743                               11,778,197            11,009,316
Other Assets                                                                     96,000               106,000
                                                                           ------------          ------------
     Total Assets                                                          $ 23,959,490          $ 23,189,355
                                                                           ============          ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $  1,331,029          $    707,730
   Accrued compensation and related expenses                                  2,497,881             2,019,977
   Income taxes payable                                                          30,724               340,160
   Dividends payable                                                                 00               261,412
   Current portion of capital lease obligations                                  30,273                36,159
                                                                           ------------          ------------
     Total Current Liabilities                                                3,889,907             3,365,438

Deferred Income Taxes                                                         1,032,000               818,000
Long-Term Capital Lease Obligations                                             154,426               112,732
                                                                           ------------          ------------
     Total Liabilities                                                        5,076,333             4,296,170
                                                                           ------------          ------------

Non-owned Interests in Consolidated Subsidiary                                2,430,929             2,354,333
                                                                           ------------          ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                      175,486               175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                           11,904                11,904
   Additional paid-in capital                                                 4,000,424             4,000,424
   Retained earnings                                                         13,454,027            13,540,651
                                                                           ------------          ------------
                                                                             17,641,841            17,728,465
   Less cost of 327,897 shares of common stock in treasury                    1,189,613             1,189,613
                                                                           ------------          ------------
       Total Stockholders' Equity                                            16,452,228            16,538,852
                                                                           ------------          ------------
       Total Liabilities and Stockholders' Equity                          $ 23,959,490          $ 23,189,355
                                                                           ============          ============

See notes to condensed consolidated financial statements.




                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     Six Months Ended
                                                                                       December 31,
                                                                               1996                  1995
                                                                           ------------          ------------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                     $    (86,624)         $  1,329,596
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                              873,092               794,542
     Deferred income taxes                                                      214,000               (85,000)
     Non-owned interests in earnings of consolidated subsidiary                  76,596               482,353
   Changes  in  assets  and  liabilities,  net of  effect  of  consolidation  of majority-controlled Partnership:
     Receivables                                                                246,562            (2,224,636)
     Inventories                                                               (234,988)              323,351
     Other current assets                                                      (497,230)              (65,332)
     Payables and accruals                                                      791,767              (309,822)
                                                                           ------------          ------------
Net cash provided by operating activities                                     1,383,175               245,052
                                                                           ------------          ------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                 (1,573,430)             (811,754)
   Cash balance of majority-controlled Partnership prior
     to consolidation                                                                 0               241,094
                                                                           ------------          ------------
Net cash used in investing activities                                        (1,573,430)             (570,660)
                                                                           ------------          ------------

Cash Flows from Financing Activities:
   Dividends Paid                                                              (261,412)             (261,412)
   Principal payments under capital lease obligations                           (22,735)              (28,354)
                                                                           ------------          ------------
Net cash used in financing activities                                          (284,147)             (289,766)
                                                                           ------------          ------------

Net increase (decrease) in cash and cash equivalents                           (474,402)             (615,374)
Cash and cash equivalents at beginning of period                              4,183,084             2,791,758
                                                                           ------------          ------------
Cash and cash equivalents at end of period                                 $  3,708,682          $  2,176,384
                                                                           ============          ============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $     14,411          $      8,675
   Income taxes paid                                                       $    388,816          $  1,249,276

Supplemental schedule of noncash investing and financing activities:
   Capital equipment acquired under capital lease obligations              $     58,543          $     72,708

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of December 31, 1996, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited financial statements. The results of operations for the periods ended December 31, 1996 are not necessarily indicative of full year operating results.

2.       Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., TRY TEK Machine Works, Inc., and Insituform of Pennsylvania, Inc.
(collectively, "East") and the accounts of MIDSOUTH Partners, the Company's majority- controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1995, and the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 1995 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

3.       Computation of Net Earnings (Loss) Per Share

         Net  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,370,177 and 4,425,988 were used in computing net earnings per share for the three months ended December 31, 1996 and 1995, respectively; 4,377,838 and 4,427,903 shares were used in computing net earnings
(loss) per share for the six months ended December 31, 1996 and 1995, respectively.

4.       MIDSOUTH Partners

         MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at December 31, 1996 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform California, Inc., also an affiliate of ITI.

         Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee has consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform California, Inc. representative since June 12, 1996. Partnership profits and losses are allocated to the partners as follows:

                  Insitu, Inc.                       42.5%
                  E-Midsouth, Inc.                   42.5%
                  Insituform California, Inc.        15.0%

         Summarized results of operations for MIDSOUTH Partners, the Company's majority-controlled minority- owned subsidiary Partnership, are as follows:

                                                       Three Months Ended                 Six Months Ended
                                                          December 31,                      December 31,
                                                 ------------------------------      ------------------------------
                                                     1996              1995              1996              1995
                                                 ------------      ------------      ------------      ------------

Revenues                                         $  1,723,135      $  2,226,906      $  3,288,371      $  4,695,545
                                                 ------------      ------------      ------------      ------------

Gross Profit                                     $     395,494     $    696,231      $    569,777      $  1,397,372
                                                 -------------     ------------      ------------      ------------

Partnership Earnings                             $     159,894     $    401,343      $    133,210      $    838,875
                                                 -------------     ------------      ------------      ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net income of $210,239 ($0.05 per share) on $6.64 million in sales for its second quarter ended December 31, 1996. The second quarter turnaround, while positive, was insufficient to fully offset first quarter negative results, leaving the Company at midyear with a modest loss of $-86,624 (-$0.02 per share) on $11.96 million in sales. The Company attributed its below par six month performance to the significant decrease of $4.88 million (29%) in comparable period sales, principally due to a low level of released and workable orders being made timely available by customers from the Company's otherwise record level of backlog. For comparability, previous year financial results have been restated to reflect consolidation of the Company's now majority-controlled subsidiary, MIDSOUTH Partners.

         With respect to forward-looking information, while there can be no assurance regarding future operating performance, the Company believes that delays experienced in January 1997 on several major projects will significantly reduce third quarter results, but that anticipated increases in released and workable orders over the balance of the fiscal year should permit a materially improved and more typical three-month performance during the fourth quarter. Overall, earnings for the twelve months ending June 30, 1997 are presently anticipated to be both positive and significant but materially reduced as compared to the previous fiscal year.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $23.0 million at December 31, 1996, a record, as compared to $11.4 million at December 31, 1995. The twelve-month backlog at December 31, 1996, also a record, was approximately $21.8 million as compared to $11.2 million at December 31, 1995. Consolidated Company backlog figures include MIDSOUTH Partners backlog of approximately $3.4 million and $2.6 million at December 31, 1996 and 1995, respectively. The total backlog value of all uncompleted and multi-year contracts at December 31, 1996 and 1995 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates, however, are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the cheapest priced product may be deemed technically "good enough", Insituform is at a disadvantage. Strategic market share participation undertaken by the Company in this segment, from time to time, to preserve competitive presence, usually at levels materially below normal margins, necessarily dilutes overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations

Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995

         The Company recognized net earnings of $210,239 ($0.05 per share) for the second quarter of fiscal 1997 ended December 31, 1996, as compared to net earnings of $668,294 ($0.15 per share) for the second quarter of fiscal 1996 ended December 31, 1995. The Company's second quarter turnaround, while prositive, was insufficient to match second quarter fiscal 1996 operating results, due primarily to lower comparable period workable backlog levels throughout its licensed territory.

         Sales decreased $1.73 million (21%) from $8.37 million for the three months ended December 31, 1995 to $6.64 million for the three months ended December 31, 1996. This decrease was due primarily to lower workable backlog levels experienced throughout the quarter. MIDSOUTH Partners sales decreased $0.50 million (23%); East sales decreased $1.23 million (20%).

         Cost of sales decreased 15% in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. As a result, gross profit as a percentage of sales decreased from 31% of sales for the second quarter of fiscal 1996 to 26% of sales for the second quarter of fiscal 1997. The decrease in gross profit as a percentage of sales is due primarily to reduced comparable period margins on installation contracts performed by MIDSOUTH Partners and, to a lesser extent, absorption of semi-fixed costs over lower sales volume.

         Selling, general and administrative expenses increased $54,673 (4%) for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996, primarily as a result of legal costs associated with the Inliner U.S.A. / CAT Contracting antitrust lawsuit.

Six Months Ended December 31, 1996 Compared with Six Months Ended
December 31, 1995

         The Company recognized a net loss of -$86,624 (-$0.02 per share) for the first six months of fiscal 1997 ended December 31, 1996, as compared to net earnings of $1,329,596 ($0.30 per share) for the first six months of fiscal 1996 ended December 31, 1995. The Company attributed its below par six month performance to a significant decrease in comparable period sales, principally due to a low level of released and workable customer orders throughout its licensed territory.

         Sales decreased $4.88 million (29%) from $16.84 million for the six months ended December 31, 1995 to $11.96 million for the six months ended December 31, 1996. This decrease was due primarily to lower workable backlog levels experienced throughout the period. MIDSOUTH Partners sales decreased $1.41 million (30%); East sales decreased $3.47 million (29%).

         Cost of sales decreased 17% in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. As a result, gross profit as a percentage of sales decreased from 31% of sales for the six months ended December 31, 1995 to 19% of sales for the six months ended December 31, 1996. The decrease in gross profit margin as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume and reduced comparable period margins on installation contracts performed by MIDSOUTH Partners.

         Selling, general, and administrative expenses decreased $115,376 (4%) during the first six months of fiscal 1997 as compared to the first six months of fiscal 1996, primarily as a result of lower costs to support reduced production activities.

Financial Condition

         During the six months ended December 31, 1996, $1,383,175 in cash was provided by the Company's operating activities, due in part to a $791,767 increase in Accounts Payable and Accrued Expenses and $873,092 in depreciation and amortization expenses included in operating results that did not require the outlay of cash.

         During  the first  six  months of fiscal  1997,  the  Company  expended
$1,573,430 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $474,402 decrease in cash during the six months ended December 31, 1997, the Company's financial liquidity remained strong with working capital of $8.2 million and a current ratio of 3.1 at December 31, 1996.

         The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and the Company of Sections 1 and 2 of the Sherman Act,
Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. The Company believes it has strong defenses to, and will vigorously contest, the suit. The Company has filed two motions to dismiss the action which are currently pending. Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of the Company.

         The Company is a party, both as plaintiff and defendant, to other claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect of the financial position of the Company.



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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date February 13, 1997                               /s/ Robert W.  Erikson
     -----------------                               ----------------------
                                Robert W. Erikson
                                                     President



Date February 13, 1997                               /s/ Raymond T.  Verrey
     -----------------                               ----------------------
                                Raymond T. Verrey
                             Chief Financial Officer