Form 10-Q
period 1997-03-31
INSITUFORM EAST INC
filed 1997-05-15
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended:                         March 31, 1997
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ------------------ to ----------------

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

                           Yes   X           No
                                ---               ---



As of May 1, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                          Common Stock                        4,059,266
                          Class B Common Stock                  297,596
                                                             ----------
                          Total                               4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                             3

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended March 31, 1997
          and 1996 (Unaudited)                                             3

          Condensed Consolidated Balance Sheets
          March 31, 1997 and June 30, 1996 (Unaudited)                     4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1997 and 1996 (Unaudited)            5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                9

Item 6.   Exhibits and Reports on Form 8-K                                10

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                           March 31,                           March 31,
                                               -------------------------------------------------------------------
                                                    1997             1996                1997             1996
                                               ------------------------------       ------------------------------

Sales                                           $ 6,271,529       $6,898,327         $18,229,917      $23,739,042
                                                -----------       ----------         -----------      -----------

Costs and Expenses:
 Cost of sales                                    5,813,443        5,343,287          15,447,279       17,003,451
 Selling, general and administrative              1,293,307        1,378,037           3,832,281        4,032,387
                                                -----------       ----------         -----------      -----------
    Total Costs and Expenses                      7,106,750        6,721,324          19,279,560       21,035,838
                                                -----------       ----------         -----------      -----------

Earnings (Loss) from Operations                    (835,221)         177,003          (1,049,643)       2,703,204

Investment Income                                    33,734           47,266             117,444           90,890
Interest Expense                                     (9,389)          (2,072)            (23,800)         (10,747)
Other Income                                         26,174           68,987             104,269          171,786
                                                -----------       ----------         -----------      -----------

Earnings (Loss) Before Income Taxes and
  Non-owned interests                              (784,702)         291,184            (851,730)       2,955,133

Non-owned Interests in Pretax Earnings
  of MIDSOUTH Partners                              (36,479)        ( 86,771)           (113,075)        (569,124)
                                                -----------       ----------         -----------      -----------

Earnings (Loss) Before Income Taxes                (821,181)         204,413            (964,805)       2,386,009

Provision (Credit) for Income Taxes                (321,000)          80,000            (378,000)         932,000
                                                -----------       ----------         -----------      -----------

Net Earnings (Loss)                             $  (500,181)      $  124,413         $  (586,805)     $ 1,454,009
                                                ===========       ==========         ===========      -----------

Net Earnings (Loss) Per Share                   $     (0.11)      $     0.03         $     (0.13)            0.33
                                                ===========       ==========         ===========      ===========


See notes to condensed consolidated financial statements.


                                            INSITUFORM EAST, INCORPORATED
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)


                                                                              March 31,             June 30,
                                                                                1997                  1996
                                                       ASSETS
Current Assets:
   Cash and cash equivalents                                               $    2,318,248        $    4,183,084
   Accounts receivable - net of allowance
     for doubtful accounts of $0 and $12,856                                    6,469,345             6,386,086
   Inventories - raw materials                                                  1,839,988             1,159,532
   Prepaid and refundable income taxes                                            769,156                86,950
   Prepaid expenses                                                               383,891               258,387
                                                                           --------------        --------------
     Total Current Assets                                                      11,780,628            12,074,039

Property, Plant and Equipment - at cost less accumulated
   depreciation of $12,848,384 and $11,642,743                                 11,850,316            11,009,316
Other Assets                                                                       91,000               106,000
                                                                           --------------        --------------
     Total Assets                                                          $   23,721,944        $   23,189,355
                                                                           ==============        ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $    2,045,648        $      707,730
   Accrued compensation and related expenses                                    2,126,027             2,019,977
   Income taxes payable                                                            14,724               340,160
   Dividends payable                                                                    0               261,412
   Current portion of capital lease obligations                                    27,155                36,159
                                                                           --------------        --------------
     Total Current Liabilities                                                  4,213,554             3,365,438

Deferred Income Taxes                                                           1,043,000               818,000
Long-Term Capital Lease Obligations                                               147,135               112,732
                                                                           --------------        --------------
     Total Liabilities                                                          5,403,689             4,296,170
                                                                           --------------        --------------

Non-owned Interests in Consolidated Subsidiary                                  2,366,208             2,354,333
                                                                           --------------        --------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                        175,486               175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                             11,904                11,904
   Additional paid-in capital                                                   4,000,424             4,000,424
   Retained earnings                                                           12,953,846            13,540,651
                                                                           --------------        --------------
                                                                               17,141,660            17,728,465
   Less cost of 327,897 shares of common stock in treasury                      1,189,613             1,189,613
                                                                           --------------        --------------
       Total Stockholders' Equity                                              15,952,047            16,538,852
                                                                           --------------        --------------
       Total Liabilities and Stockholders' Equity                          $   23,721,944        $   23,189,355
                                                                           ==============        ==============

See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                   1997                 1996

Cash Flows from Operating Activities:
   Net earnings (loss)                                                     $     (586,805)       $    1,454,009
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                              1,319,669             1,200,174
     Deferred income taxes                                                        225,000              (145,000)
     Non-owned interests in earnings of consolidated subsidiary                   113,075               569,124
   Changes in assets and liabilities, net of effect of
     consolidation of majority-controlled Partnership:
     Receivables                                                                  (83,259)              248,838
     Inventories                                                                 (680,456)              320,664
     Other current assets                                                        (807,710)              (65,854)
     Payables and accruals                                                      1,118,532              (120,223)
                                                                           --------------        --------------
Net cash provided by operating activities                                         618,046             3,461,732
                                                                           --------------        --------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                   (2,087,126)           (1,437,903)
   Cash distribution from MIDSOUTH Partners to
     non-owned interests                                                         (101,200)             (368,000)
   Cash balance of majority-controlled Partnership prior
     to consolidation                                                                   0               241,094
   Increase in other assets                                                             0               (13,000)
                                                                           --------------        --------------
Net cash used in investing activities                                          (2,188,326)           (1,577,809)
                                                                           --------------        --------------

Cash Flows from Financing Activities:
   Dividends Paid                                                                (261,412)             (261,412)
   Principal payments under capital lease obligations                             (33,144)             ( 43,404)
                                                                           --------------        --------------
Net cash used in financing activities                                            (294,556)             (304,816)
                                                                           --------------        --------------

Net increase (decrease) in cash and cash equivalents                           (1,864,836)            1,579,107
Cash and cash equivalents at beginning of period                                4,183,084             2,791,758
                                                                           --------------        --------------
Cash and cash equivalents at end of period                                     $2,318,248            $4,370,865
                                                                           ==============        ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $       23,800        $       10,747
   Income taxes paid                                                       $      404,642        $    1,336,482

Supplemental schedule of noncash investing and financing activities:
   Capital equipment acquired under capital lease obligations              $       58,543        $      133,088

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited) has been derived from the Company's June 30, 1996 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited financial statements. The results of operations for the periods ended March 31, 1997 are not necessarily indicative of full year operating results.

2.       Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., TRY TEK Machine Works, Inc., and Insituform of Pennsylvania, Inc.
(collectively, "East") and the accounts of MIDSOUTH Partners, the Company's majority- controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1996, and the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 1996 have been restated to include consolidation of the financial activities of MIDSOUTH Partners beginning July 1, 1995.

3.       Computation of Net Earnings (Loss) Per Share

         Net  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,356,862 and 4,415,283 were used in computing net earnings (loss) per share for the three months ended March 31, 1997 and 1996, respectively; 4,356,862 and 4,423,696 shares were used in computing net earnings
(loss)  per  share  for  the  nine  months   ended  March  31,  1997  and  1996,
respectively.

4.       New Accounting Pronouncement

         Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share " was issued February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 will require the Company to compute and present basic and diluted earnings per share. Had the Company computed net earnings (loss) per share in accordance with SFAS No. 128, net earnings (loss) per share would have been presented as follows:


                                                     Three Months Ended                  Nine Months Ended
                                                          March 31,                          March 31,
                                          ------------------------------------------------------------------------
                                                1997               1996              1997               1996
                                          ---------------    ---------------    ---------------    ---------------

Basic Earnings (Loss) Per Share                  $ (0.11)           $ 0.03           $ (0.13)          $ 0.33

Diluted Earnings (Loss) Per Share                $ (0.11)           $ 0.03           $ (0.13)          $ 0.33

5.       MIDSOUTH Partners

         MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at March 31, 1997 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform California, Inc., also an affiliate of ITI.

         Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. Since June 12, 1996, the seven-member Partnership Management Committee has consisted of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform California, Inc. representative. Partnership profits and losses are allocated to the partners as follows:

                  Insitu, Inc.                       42.5%
                  E-Midsouth, Inc.                   42.5%
                  Insituform California, Inc.        15.0%

         Summarized results of operations for MIDSOUTH Partners, the Company's majority-controlled subsidiary Partnership, are as follows:

                                                     Three Months Ended                  Nine Months Ended
                                                          March 31,                         March 31,
                                              -------------------------------------------------------------------
                                                  1997               1996             1997               1996
                                              -------------      -------------   -------------      -------------

Revenues                                       $ 1,777,061        $ 1,834,760     $ 5,065,432        $ 6,530,305
                                               -----------        -----------     -----------        -----------

Gross Profit                                   $   285,908        $   342,021     $   855,685        $ 1,739,393
                                               -----------        -----------     -----------        -----------

Partnership Earnings                           $    63,441        $   150,905     $   196,651        $   989,780
                                               -----------        -----------     -----------        -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$500,181 (-$0.11 per share) from $6.3 million in sales for its third quarter ended March 31, 1997, producing a net loss of -$586,805 (-$0.13 per share) from $18.2 million in sales for the first nine months of fiscal 1997. The Company attributed its negative nine month operating results to a significant 23% decrease ($5.5 million) in comparable period sales, third quarter delays in the start-up and execution of several significant projects and reduced margins on competitively bid projects performed during the three months ended March 31, 1997. For comparability, previous year financial results have been restated to reflect consolidation of the Company's now majority-controlled subsidiary, MIDSOUTH Partners.

         With respect to forward-looking information, while there can be no assurance regarding the Company's future performance, the Company believes that anticipated increases in released work over the balance of the fiscal year should produce positive fourth quarter operating results. However, presently projected positive fourth quarter operating results are not expected to fully offset the Company's cumulative loss at nine months. Accordingly, negative operating results are presently anticipated for the fiscal year ending June 30, 1997.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $19.3 million at March 31, 1997, as compared to $6.6 million at March 31, 1996. The twelve-month backlog at March 31, 1997, was approximately $17.9 million as compared to $6.4 million at March 31, 1996. Consolidated Company backlog figures include MIDSOUTH Partners backlog of approximately $2.5 million and $1.5 million at March 31, 1997 and 1996, respectively. The total backlog value of all uncompleted and multi-year contracts at March 31, 1997 and 1996 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates, however, are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of larger annual term contract renewals and other large project awards.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough", Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996

         The Company recognized a net loss of -$500,181 (-$0.11 per share) for the third quarter of fiscal 1997 ended March 31, 1997, as compared to net earnings of $124,413 ($0.03 per share) for the third quarter of fiscal 1996 ended March 31, 1996. The Company attributed its negative third quarter fiscal 1997 operating results to delays in the start-up and execution of several significant projects and reduced margins on competitively bid projects. Third quarter fiscal 1996 operating results were negatively impacted by unusually severe winter weather conditions.

         Sales decreased $0.6 million (9%) from $6.9 million for the three months ended March 31, 1996 to $6.3 million for the three months ended March 31, 1997. This decrease was due primarily to delays in the start-up and execution of several significant East projects during the quarter. Both East and MIDSOUTH Partners sales for the third quarter of fiscal 1996 were significantly impeded by unusually severe winter weather conditions.

         Cost of sales increased 9% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. As a result, gross profit as a percentage of sales decreased from 23% of sales for the third quarter of fiscal 1996 to 9% of sales for the third quarter of fiscal 1997. The decrease in gross profit as a percentage of sales is due primarily to the mix of work associated with East projects. Third quarter East production included increased low margin subcontracted services and reduced margin installation services on competitively bid projects.

         Selling, general and administrative expenses decreased $84,730 (6%) for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996, primarily as a result of lower costs to support reduced production activities.

Nine Months Ended March 31, 1997 Compared with Nine Months Ended March 31, 1996

         The Company recognized a net loss of -$586,805 (-$0.13 per share) for the first nine months of fiscal 1997 ended March 31, 1997, as compared to net earnings of $1,454,009 ($0.33 per share) for the first nine months of fiscal 1996 ended March 31, 1996. The Company attributed its negative nine month operating results to a significant decrease in comparable period sales, delays in start-up and execution of several significant projects during the third quarter of fiscal 1997, and reduced margins on competitively bid projects performed during the third quarter.

         Sales decreased $5.5 million (23%) from $23.7 million for the nine months ended March 31, 1996 to $18.2 million for the nine months ended March 31, 1997. This decrease was due primarily to lower workable backlog levels experienced throughout the period and third quarter delays in the start-up and execution of several significant East projects. MIDSOUTH Partners sales decreased $1.5 million (22%); East sales decreased $4.0 million (23%).

         Cost of sales decreased 9% in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. As a result, gross profit as a percentage of sales decreased from 28% of sales for the nine months ended March 31, 1996 to 15% of sales for the nine months ended March 31, 1997. The decrease in gross profit margin as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume, reduced margins on third quarter East contracts and reduced comparable period margins on installation contracts performed by MIDSOUTH Partners.

         Selling, general, and administrative expenses decreased $200,106 (5%) during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996, primarily as a result of lower costs to support reduced production activities.

Financial Condition

         During the nine months ended March 31, 1997, $618,046 in cash was provided by the Company's operating activities, due in part to a $1,118,532 increase in Accounts Payable and Accrued Expenses and $1,319,669 in depreciation and amortization expenses that more than offset the Company's nine month net loss of -$586,805 and increase in Inventories and Other Current Assets totaling $1,488,166.

         During the first  nine  months of fiscal  1997,  the  Company  expended
$2,087,126 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $1,864,836 decrease in cash during the nine months ended March 31, 1997, the Company's financial liquidity remained strong with working capital of $7.5 million and a current ratio of 2.8 at March 31, 1997.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and the Company of Sections 1 and 2 of the Sherman Act,
Section 43(a) of the Lanham Act, Section 15.05 of the Texas Business and Commerce Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of at least $50 million. The Company believes it has strong defenses to, and is vigorously contesting, the suit.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date May 15, 1997                                   /s/ Robert W.  Erikson
     ------------                                   ----------------------
                                                    Robert W. Erikson
                                                    President



Date May 15, 1997                                   /s/ Raymond T.  Verrey
     ------------                                   ----------------------
                                                    Raymond T. Verrey
                                                    Chief Financial Officer