Form 10-K
period 1997-06-30
INSITUFORM EAST INC
filed 1997-09-26
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934                               [FEE REQUIRED]
For the fiscal year ended:                                  June 30, 1997
                                       OR

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

Securities registered pursuant to Section 12(b)of the Act: None Securities registered pursuant to Section 12(g)of the Act:

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

                        Yes   X           No   ___
                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        Yes   X           No  ___
                              -

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 2, 1997, was $7,017,157.

As of September 2, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                      Common Stock               4,059,266
                      Class B Common Stock         297,596
                                                 ---------
                      Total                      4,356,862

                      Documents Incorporated by Reference:

                                      None

Total number of pages of this report: 33  Index to Exhibits located at page: 29

                                         TABLE OF CONTENTS

PART I                                                                   Page

Item 1.  Business. . . . . . . .. . . .. . . . . . . . . . . . . . . .     3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .     8

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  . .     8

Item 4.  Submission of Matters to a Vote of Security Holders. . . . .      8

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters. . . . . . . . . . . . . . . . . . . . .      9

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . .     10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .     11

Item 8.  Financial Statements and Supplementary Data. . . . . . . . .     13

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . .     13

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . .     29

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . .     29

Item 12. Security Ownership of Certain Beneficial Owners and Management . 29

Item 13. Certain Relationships and Related Transactions. . . . . . .      29

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K .29


                         --------------------------
                                CONSOLIDATED
                          STATEMENTS OF OPERATIONS
                             AND BALANCE SHEETS

                            Pages 15 through 16
                         --------------------------

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

         In December 1990, the Company acquired exclusive licenses for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark for a sales region identical to the territories licensed to the Company for the Insituform process.

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

         For financial reporting purposes for the fiscal years ended June 30, 1997 and 1996, the Company has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, MIDSOUTH Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in MIDSOUTH Partners using the equity method.

(b)      Financial Information about Industry Segments

         Substantially all of the Company's revenue, operating profit and identifiable assets through June 30, 1997 are attributable to the rehabilitation and repair of underground sewers and other pipelines, the Company's only business segment.

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

         On May 1, 1987, the Company entered into supply agreements with ITI whereby the Company committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. As a result of certain terms not previously being fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. After providing six months advance notice, East terminated its supply agreement with ITI effective May 1, 1997. However, East continues to purchase its Insitutube material requirements from ITI.

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

         TRY TEK manufactures Insitucutter devices for sale to ITI and East under an agreement with ITI, the Insitucutter device patent holder. Unless otherwise terminated, this agreement will continue until April 6, 1998, the date of expiration of the Insitucutter device patent.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 62 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2015. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. A patent relating to the Insitutube material will expire in May 2001 and a primary method patent relating to the Insitutube saturation process expires in February 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1997, Federal government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues. During the year ended June 30, 1996, Federal Government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues. During the fiscal year ended June 30, 1995, Federal Government contracts (collectively) , a regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's revenues..

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

         The total value of all uncompleted and multi-year contract awards from customers was approximately $24.4 million at June 30, 1997 as compared to $5.1 million at June 30, 1996. The twelve-month backlog at June 30, 1997 was approximately $16.1 million as compared to $4.9 million at June 30, 1996. The total value of all uncompleted and multi-year contracts at June 30, 1997 and 1996 includes work not estimated to be released and installed within twelve months as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large multi-year menu-priced contracts with estimated but uncertain order quantities subject additionally to the specifics of individual work releases.

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

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the Company's Insituform process installations over the past nineteen years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a technologically inferior modified sliplining technique to cured-in-place technology.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

SALES AND MARKETING

         The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The Company's sales and marketing team includes seven sales representatives assigned to serve the Company's municipal, Federal Government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of the Insituform process.

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

EMPLOYEES

         At June 30, 1997, the Company employed 184 full-time personnel.

Item 2.  Properties

         The Company owns four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Prince George's County, Maryland. This facility houses the maintenance, operations, marketing, administration and executive offices of the Company.

         The  Company  also  owns  13,885   square  feet  of  land  in  Hanover,
Pennsylvania. TRY TEK's manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

         The Company leases a 13,000 square foot branch facility in the Cincinnati, Ohio metropolitan area to service operations in the western region of its licensed territory.

         The Company also leases a 15,000 square foot facility in Knoxville, Tennessee to serve MIDSOUTH Partners customers in Tennessee, Kentucky and northern Mississippi.

Item 3.  Legal Proceedings

         As previously reported, on October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and the Company of Sections 1 and 2 of the Sherman Act,
Section 43(a) of the Lanham Act, Section 15 (a) and (b) of the Texas Business and Commercial Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. The Company filed two motions to dismiss the action which were pending at June 30, 1997. On August 25, 1997, the Court denied one of the Company's motions to dismiss, granted in part and denied in part the Company's second motion to dismiss and ordered Plaintiffs to file an amended complaint. As a result, the Plaintiffs have until September 29, 1997 to amend certain claims or face dismissal outright.

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

         The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 1997 as reported by NASDAQ:

                       Bid Prices* For Common Stock
          ---------------------------------------------------------

           Quarter Ended                    High          Low

             1995
               September 30                $5.50         $4.00
               December 31                 $5.13         $4.13

             1996
               March 31                    $4.50         $3.75
               June 30                     $4.00         $3.13
               September 30                $3.38         $2.75
               December 31                 $3.50         $2.50

             1997
               March 31                    $3.63         $2.63
               June 30                     $3.25         $2.50

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

(b)       Holders

          As of September 2, 1997, there were 740 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividend Policy

         On June 19, 1997, June 10, 1996 and June 9, 1995, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1997, 1996 and 1995, payable July 15, 1997 and 1996 and July 14, 1995, respectively.

         The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that dividends will be declared annually with a record date of June 30th and a payment date of July 15th.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

(in thousands, except per share and return on equity amounts)

                                                                       Years Ended June 30,
                                                   --------------------------------------------------------------
                                                      1997         1996         1995        1994        1993
                                                      ----         ----         ----        ----        ----
SUMMARY OF OPERATIONS:
Sales                                                 $  26,542    $  30,471    $  21,594   $  14,804   $  13,105
Gross Profit                                          $   4,119    $   8,182    $   6,578   $   3,327   $   2,199
Earnings (loss) before income taxes                   $    (888)   $   2,753    $   3,496   $     243   $  (1,398)
Net earnings (loss) from continuing
     operations                                       $    (544)   $   1,679    $   2,120   $     147   $    (849)
Net earnings (loss)                                   $    (544)   $   1,679    $   2,120   $     147   $  (1,812)
Net earnings (loss) per share from                    $   (0.12)   $    0.38    $    0.48   $    0.03   $   (0.20)
     continuing operations
Net earnings (loss) per share                         $   (0.12)   $    0.38    $    0.48   $    0.03   $   (0.42)
Weighted average number of shares                         4,357        4,420        4,377       4,360       4,362
Dividends declared per share:
     Common Stock                                     $    0.06    $    0.06    $    0.06   $    0.05   $    0.05
     Class B Common Stock                             $    0.06    $    0.06    $    0.06   $    0.05   $    0.05

FINANCIAL POSITION:
Working capital                                       $   7,641    $   8,709    $   5,412   $   4,541   $   4,255
Total assets                                          $  23,065    $  23,189    $  19,480   $  16,796   $  16,731
Long-term debt                                        $     139    $     113    $       0   $       0   $       0
Stockholders' equity                                  $  15,734    $  16,539    $  15,122   $  13,263   $  13,333
Book value per share                                  $    3.61    $    3.79    $    3.47   $    3.05   $    3.06

OTHER:
Average stockholders' equity
     [(Weighted average equity during the             $  16,531    $  15,107    $  13,247   $  13,322   $  15,375
      year exclusive of current earnings (loss)]
Return on equity
     [Net earnings (loss) divided by average              (3.3%)       11.1%        16.0%        1.1%      (11.8%)
      stockholders' equity as defined above]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

          The Company reported a consolidated net loss of -$543,646 (-$0.12 per share) on sales of $26.5 million for the fiscal year ended June 30, 1997. In the previous fiscal year, the Company had net earnings of $1,678,557 ($0.38 per share) on sales of $30.5 million. The Company attributed its negative results to an unfavorable balance of negative factors coalescing in fiscal 1997 including a 13% decrease in period sales, delays in the start-up and execution of several significant projects, and dilution to normal overall margin levels occasioned by increases in subcontracted services, in modified sliplining installations and in certain discounted work undertaken for strategic reasons.

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates favorable operating results through the opening two quarters of fiscal 1998.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation in this segment strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. However, a majority of the Company's customers already use or are implementing improved procurement specifications and contract award evaluation criteria emphasizing technical value instead of simply low price. In a "best value" and quality based market, Insituform remains at a distinct advantage. As customers and consulting engineers increasingly rely on quality based purchasing criteria to help ensure long term solutions to their infrastructure needs, they help clearly differentiate proven products such as Insituform from cheaply priced trenchless substitutes with technical, performance and installation risks not equally tested by time or independent third parties.

Results of Operations:

Key Statistics:                               1997        1996        1995
                                              ----        ----        ----
   Sales (100%)                           $26,541,542  $30,470,867  $21,594,313
   Gross profit                               16%          27%          30%
   Selling, general and administrative
     expenses                                 19%          17%          19%
   Net earnings (loss)                       (2%)           6%          10%

        The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using the patented Insituform process. Although the Company does rehabilitate pipelines using the NuPipe process, does custom design and build special machinery and does perform manhole rehabilitation and pipeline cleaning and television inspection services exclusive of the Insituform process, over 90% of the Company's revenues for the years ended June 30, 1997, 1996 and 1995 came from contracts with customers to rehabilitate existing pipelines using the Insituform process.

        The consolidated results of operations for the fiscal years ended June 30, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, MIDSOUTH Partners. The Company accounted for its minority investment in MIDSOUTH Partners using the equity method for the fiscal year ended June 30, 1995.

        Consolidated sales decreased $3.93 million (13%) from $30.47 million in fiscal 1996 to $26.54 million in fiscal 1997 primarily as a result of periods of reduced workable backlog levels experienced during fiscal 1997 and third quarter fiscal 1997 delays in the start-up and execution of several significant projects. East sales decreased 12% in fiscal 1997 as compared to fiscal 1996. Comparable fiscal year sales for MIDSOUTH Partners decreased 14%. The Company experienced a 25% decrease in comparable year Insituform installation revenues which was offset to some extent by increased NuPipe installation revenues and increased services subcontracted to others.

        Sales increased $8.9 million (41%) from $21.6 million in fiscal 1995 to $30.5 in fiscal 1996 primarily as a result of including MIDSOUTH Partners contract revenues in the fiscal 1996 consolidated sales total. Comparable period East sales increased 4% primarily as a result of expanded production capacity and high levels of workable backlog during the first six months of fiscal 1996.

        Although Insituform prices vary for Insitutube sizes and other contract conditions, the Company has generally incorporated anticipated cost increases, resulting from inflation ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and operating results.

        The Company's gross profit as a percentage of sales revenues was 16%, 27% and 30% for fiscal 1997, 1996, and 1995, respectively. The decrease in fiscal 1997 gross profit margin as compared to fiscal 1996 is primarily a result of both sales mix and absorption of semi-fixed operating costs over reduced sales levels. With respect to sales mix, dilution to normal overall margin levels in fiscal 1997 was occasioned by increases in subcontracted services, in modified sliplining installations and in certain discounted work undertaken for strategic reasons. The decrease in fiscal 1996 gross profit margin as compared to fiscal 1995 is primarily a result of increased semi-fixed operating costs associated with expanded East production capabilities in fiscal 1996 and reduced margins on MIDSOUTH Partners Insituform contracts.

        Selling, general and administrative expenses decreased $109,970 (2%) in fiscal 1997 as compared to fiscal 1996. However, primarily as a result of reduced comparable period sales levels, selling, general and administrative expenses as a percentage of sales increased from 17% in fiscal 1996 to 19% in fiscal 1997.

        Selling, general and administrative expenses increased 26% in fiscal 1996 as compared to fiscal 1995 primarily as a result of the inclusion of selling, general and administrative expenses of MIDSOUTH Partners in fiscal 1996.

        The Company's equity in the unconsolidated earnings of MIDSOUTH Partners fiscal 1995 operations was $738,798. During fiscal 1995, MIDSOUTH Partners recognized a 31% gross profit margin on $8.9 million in sales. MIDSOUTH Partners results of operations for fiscal 1997 and 1996 are included in the Company's consolidated operating results.

Liquidity and Capital Resources
  Key Statistics                        1997            1996            1995
                                        ----            ----            ----
    Working Capital                  $7,640,675      $8,708,601      $5,411,770
    Current Ratio                      3.1 to 1        3.6 to 1        2.6 to 1
    Cash provided from Operations    $  726,322      $3,876,283      $3,587,813
    Capital Expenditures             $2,450,846      $2,056,459      $1,499,325

         During the fiscal year ended June 30, 1997, $726,322 in cash was provided by the Company's operating activities, due primarily to $1.85 million in depreciation and amortization expenses included in operating results that did not require the outlay of cash which more than offset the Company's net loss for the year and increases in Accounts Receivable, Inventory and Other Current Asset balances. Despite a $2.1 million decrease in cash during the year, the Company's working capital remained strong at $7.6 million with a current ratio of 3.1 to 1 at June 30, 1997.

         Capital expenditures during fiscal 1997, 1996, and 1995 included purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities and purchases of vehicles and production equipment to replace aging units.

         During fiscal 1997, 1996, and 1995, the Company declared annual cash dividends of $261,412, $0.06 per share, to its Common Stock and Class B Common Stock shareholders. The Company also received a $123,250 cash distribution from MIDSOUTH Partners in fiscal 1995.

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

         See pages 14 through 28, infra.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
1900 M Street, NW
Washington, DC  20036



September 22, 1997









                                  INSITUFORM EAST, INCORPORATED
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended June 30,
                                           --------------------------------------------
                                               1997             1996             1995
                                           --------------------------------------------
Sales ..................................   $ 26,541,542    $ 30,470,867    $ 21,594,313
                                           ------------    ------------    ------------

Costs and Expenses:
     Cost of sales .....................     22,422,831      22,288,437      15,016,598
     Selling, general and administrative      5,030,447       5,140,417       4,087,445
                                           ------------    ------------    ------------
          Total Costs and Expenses .....     27,453,278      27,428,854      19,104,043
                                           ------------    ------------    ------------

Earnings (Loss) from Operations ........       (911,736)      3,042,013       2,490,270

Investment Income ......................        132,643         135,429          40,670
Interest Expense .......................        (39,871)        (16,719)              0
Other Income ...........................        127,647         250,656         225,828
Equity in Earnings of MIDSOUTH Partners               0               0         738,798
                                           ------------    ------------    ------------

Earnings (Loss) Before Income Taxes
   and Non-owned Interests .............       (691,317)      3,411,379       3,495,566

Non-owned Interests in Pretax
   Earnings of MIDSOUTH Partners .......       (196,329)       (658,822)              0
                                           ------------    ------------    ------------

Earnings (Loss) Before Income Taxes
   and Non-owned Interest in Earnings
   of TRY TEK Machine Works, Inc. ......       (887,646)      2,752,557       3,495,566

Credit (Provision) for Income Taxes ....        344,000      (1,074,000)     (1,368,000)

Non-owned Interest in Earnings of
   TRY TEK Machine Works, Inc. .........              0               0          (7,458)
                                           ------------    ------------    ------------

Net Earnings (Loss) ....................   $   (543,646)   $  1,678,557    $  2,120,108
                                           ============    ============    ============

Net Earnings (Loss) Per Share ..........   $      (0.12)   $       0.38    $       0.48
                                           ============    ============    ============







See notes to consolidated financial statements














                                     INSITUFORM EAST, INCORPORATED
                                      CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                       --------------------------
                                                                            1997          1996
                                                                       --------------------------
                                                ASSETS
Current Assets:
     Cash and cash equivalents ......................................   $ 2,071,852   $ 4,183,084
     Accounts receivable:
        Due from customers ..........................................     6,479,230     6,079,658
        Other .......................................................       202,897       306,428
     Inventories ....................................................     1,538,017     1,159,532
     Prepaid and refundable income taxes ............................       765,580        86,950
     Prepaid expenses ...............................................       251,572       258,387
                                                                        -----------   -----------
        Total Current Assets ........................................    11,309,148    12,074,039
Property, Plant and Equipment, at cost less
    accumulated depreciation ........................................    11,670,061    11,009,316
Other Assets ........................................................        86,000       106,000
                                                                        -----------   -----------
     Total Assets ...................................................   $23,065,209   $23,189,355
                                                                        ===========   ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...............................................   $ 1,486,841   $   707,730
     Accrued compensation and related expenses ......................     1,876,988     2,019,977
     Income taxes payable ...........................................        14,724       340,160
     Dividends payable ..............................................       261,412       261,412
     Current portion of capital lease obligations ...................        28,508        36,159
                                                                        -----------   -----------
        Total Current Liabilities ...................................     3,668,473     3,365,438
Deferred Income Taxes ...............................................     1,074,000       818,000
Long Term Capital Lease Obligations .................................       139,480       112,732
                                                                        -----------   -----------
     Total Liabilities ..............................................     4,881,953     4,296,170
                                                                        -----------   -----------

Non-owned Interests in Consolidated Subsidiary ......................     2,449,462     2,354,333
                                                                        -----------   -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value: 10,000,000 shares
      authorized; 4,387,163 shares issued; 4,059,266
      shares outstanding.............................................       175,486       175,486
   Class B common stock - $.04 par value: 800,000
      shares authorized; 297,596 shares issued and
      outstanding....................................................        11,904        11,904
   Additional paid-in capital .......................................     4,000,424     4,000,424
   Retained earnings ................................................    12,735,593    13,540,651
                                                                        -----------   -----------
                                                                         16,923,407   17,728,465

   Less cost of 327,897 shares of common stock in treasury...........     1,189,613     1,189,613
                                                                        -----------   -----------
     Total Stockholders' Equity .....................................    15,733,794    16,538,852
                                                                        -----------   -----------
     Total Liabilities and Stockholders' Equity .....................   $23,065,209   $23,189,355
                                                                        ===========   ===========

See notes to consolidated financial statements.

                                                                   INSITUFORM EAST, INCORPORATED
                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            YEARS ENDED JUNE 30, 1997, 1996 and 1995

                          $.04 Par Value    $.04 Par Value       Additional       Retained        Common Stock in       Total
                           Common Stock     Class B Common     Paid-in Capital    Earnings          Treasury        Stockholders'
                                                Stock                                                                  Equity
                          -------------------------------------------------------------------------------------------------------
Balance - July 1, 1994    $    175,482      $     11,908      $  4,000,424      $ 10,264,810      $ (1,189,613)      $ 13,263,011
  Conversion of Class B                                                  0                 0                 0                  0
   common stock .......              4                (4)
  Dividends declared ..              0                 0                 0          (261,412)                0           (261,412)
  Net earnings for the
   year                              0                 0                 0         2,120,108                 0          2,120,108
                          -------------------------------------------------------------------------------------------------------

Balance - June 30, 1995        175,486            11,904         4,000,424        12,123,506        (1,189,613)        15,121,707
  Dividends declared ..              0                 0                 0          (261,412)                0           (261,412)
  Net earnings for the
   year                              0                 0                 0         1,678,557                 0          1,678,557
                          -------------------------------------------------------------------------------------------------------

Balance - June 30, 1996        175,486            11,904         4,000,424        13,540,651        (1,189,613)        16,538,852
  Dividends declared ..              0                 0                 0          (261,412)                0           (261,412)
  Net earnings (loss)
   for the year........              0                 0                 0          (543,646)                0           (543,646)
                          -------------------------------------------------------------------------------------------------------

Balance - June 30, 1997   $    175,486      $     11,904      $  4,000,424      $ 12,735,593      $ (1,189,613)      $ 15,733,794
                          ============      ============      ============      ============      ============       ============


See notes to consolidated financial statements.

                                            INSITUFORM EAST, INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30,
                                                                       -----------------------------------------------
                                                                       -----------------------------------------------
                                                                            1997            1996           1995
                                                                       -----------------------------------------------
Cash Flows from Operating Activities:
   Net earnings (loss) .................................................   $  (543,646)   $ 1,678,557    $ 2,120,108
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization .....................................     1,853,294      1,633,358      1,043,915
     Equity in earnings of MIDSOUTH Partners ...........................             0              0       (738,798)
     Deferred income taxes .............................................       256,000       (167,000)        66,000
     Non-owned interests in earnings of consolidated
         subsidiaries ..................................................       196,329        658,822          7,458
   Changes in assets and liabilities, net of effect of
         consolidation of majority-controlled Partnership in 1996:
     Receivables .......................................................      (296,041)       566,218        298,231
     Inventories .......................................................      (378,485)       383,408       (346,264)
     Other current assets ..............................................      (671,815)       (22,784)       410,106
     Payables and accruals .............................................       310,686       (854,296)       727,057
                                                                           -----------    -----------    -----------
Net cash provided by operating activities ..............................       726,322      3,876,283      3,587,813
                                                                           -----------    -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures ................................................    (2,450,846)    (2,056,459)    (1,499,325)
   Cash distribution from MIDSOUTH Partners ............................             0              0        123,250
   Cash distribution from MIDSOUTH Partners to non-owned
     interests .........................................................      (101,200)      (368,000)             0
   Disposal of equipment, net ..........................................        15,350         28,387         28,277
   Cash balance of majority-controlled Partnership prior to
     consolidation......................................................             0        241,094              0
   Acquisition of non-owned interest in consolidated subsidiary ........             0              0        (18,816)
   Increase in other assets ............................................             0        (13,000)             0

Net cash used in investing activities ..................................    (2,536,696)    (2,167,978)    (1,366,614)
                                                                           -----------    -----------    -----------

Cash Flows from Financing Activities:
   Dividends paid ......................................................      (261,412)      (261,412)      (217,843)
   Proceeds from line of credit advances ...............................       800,000              0              0
   Repayments of line of credit advances ...............................      (800,000)             0              0
   Principal payments under capital lease obligations ..................       (39,446)       (55,567)             0
                                                                           -----------    -----------    -----------

Net cash used in financing activities ..................................      (300,858)      (316,979)      (217,843)
                                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...................    (2,111,232)     1,391,326      2,003,356
Cash and cash equivalents at beginning of year .........................     4,183,084      2,791,758        788,402
                                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year ...............................   $ 2,071,852    $ 4,183,084    $ 2,791,758
                                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid .....................................................   $    39,871    $    16,719    $         0

     Income taxes paid .................................................   $   404,066    $ 1,443,162    $   444,615

Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations ...........   $    58,543    $   133,088    $         0


See notes to consolidated financial statements

                                           INSITUFORM EAST, INCORPORATED
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED JUNE 30, 1997, 1996, AND 1995

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

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., TRY TEK Machine Works, Inc. (majority-owned prior to March 31, 1995) and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements as of June 30, 1997 and 1996, and for the years then ended also include the accounts of MIDSOUTH Partners, the Company's majority-controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated. The Company's investment in MIDSOUTH Partners for the year ended June 30, 1995 is accounted for using the equity method.

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

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result primarily from the temporary differences in recognizing depreciation, contract revenues, compensated absences and the results of operations of MIDSOUTH Partners for tax and financial reporting purposes.

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

2.       Accounts Receivable

         Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $-0- and $12,856 at June 30, 1997 and June 30, 1996, respectively. Other accounts receivable includes expense advances to officers and employees of $13,607 and $10,498 at June 30, 1997 and 1996, respectively.

3.       Investment in MIDSOUTH Partners

          MIDSOUTH Partners was organized as Insituform MIDSOUTH, a Tennessee general partnership, in December 1985 with the Company as a general partner. MIDSOUTH Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1997 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., also an affiliate of ITI.

         Management and conduct of the business of MIDSOUTH Partners is vested in a Management Committee. The seven-member Partnership Management Committee consists of four Insitu, Inc. representatives, two E-Midsouth, Inc. representatives and one Insituform Southwest, Inc. representative at June 30, 1997. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of an E-Midsouth, Inc.
representative.

         Partnership profits and losses are allocated to the partners as follows:

         Insitu, Inc.                              42.5%
         E-Midsouth, Inc.                          42.5%
         Insituform Southwest, Inc.                15.0%

         The following is condensed financial information of MIDSOUTH Partners at June 30, 1997, 1996, and 1995, and for each of the three years in the period ended June 30, 1997:

                                                 1997         1996         1995
                                                 ----         ----         ----

Cash ....................................      817,144   $  678,176   $  241,094
Accounts receivable .....................    2,143,197    2,193,636    2,249,690
Inventories .............................      514,502      445,210      431,738
Property, plant and equipment, net ......    1,435,193    1,298,593    1,319,303
Other assets ............................      153,492      129,359      185,097
                                            ----------   ----------   ----------
     Total Assets .......................   $5,063,528   $4,744,974   $4,426,922
                                            ==========   ==========   ==========

Current liabilities .....................   $  707,593   $  581,228   $  859,489
Long-term obligations under capital lease      139,480      112,732       22,196
                                            ----------   ----------   ----------
     Total Liabilities ..................   $  847,073   $  693,960   $  881,685
                                            ==========   ==========   ==========

Revenues  .....................             $7,210,604   $8,395,698   $8,894,746
                                            ==========   ==========   ==========

Gross Profit ............................   $1,158,926   $2,074,144   $2,739,390
                                            ==========   ==========   ==========

Partnership Earnings ....................   $  341,441   $1,145,777   $1,738,347
                                            ==========   ==========   ==========

         During the three years ended June 30, 1997, the Company received $46,800 annually for accounting and administrative services provided to MIDSOUTH Partners.

         The Company and Insituform Southeast Corp., both affiliates of general partners, have each unconditionally committed to advance funds to MIDSOUTH Partners, up to a maximum of $250,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments currently extend through December 31, 1997.

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                         June 30,
                                                     1997          1996
                                                     ----          ----
Land and improvements ........................   $ 2,018,587   $ 2,018,587
Buildings and improvements ...................     5,566,697     5,565,252
Vehicles and production equipment ............    11,406,621     9,867,451
Small tools, radios and machine shop equipment     4,658,431     4,119,870
Office furniture and equipment ...............     1,037,975       933,867
Leasehold improvements .......................       147,032       147,032
                                                 -----------   -----------
                                                  24,835,343    22,652,059
Less accumulated depreciation ................    13,165,282    11,642,743
                                                 -----------   -----------
Property, plant and equipment, at cost less
     accumulated depreciation ................   $11,670,061   $11,009,316
                                                 ===========   ===========

          The Company incurred repair and maintenance costs of $984,060, $1,021,845, and $789,144 for the years ended June 30, 1997, 1996, and 1995, respectively.

5.       Notes Payable

         The Company maintains a $3,000,000 Revolving Line of Credit facility with a bank. This facility, currently available to the Company through December 31, 1998, is reviewed annually. Interest on borrowings against this facility is payable monthly at the bank's prime rate. Loans against this facility are unsecured; however, the Company is required to comply quarterly with financial liquidity, net worth, tangible net worth and debt to equity leverage covenants.

6.       Leases

         MIDSOUTH Partners leases mobile production equipment from an unrelated party. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 1997 is $150,161. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 1997 is as follows:

         Minimum lease payments:

                Year Ending June 30,
                      1998                                $ 61,080
                      1999                                  61,080
                      2000                                  61,080
                      2001                                  39,000
                      2002                                  34,125
                      2003                                   6,500
                                                          --------
                Total minimum lease payments ..........    262,865
                Less amount representing interest .....     94,877
                                                          --------
                Present value of minimum lease payments    167,988
                Less current portion ..................     28,508
                                                          --------
                Long-term capital lease obligations ...   $139,480
                                                          ========

         The Company leases operations facilities in Knoxville, Tennessee and Cincinnati, Ohio. The Company also leases equipment on a short-term basis for specific contract requirements. Rental expense for leased equipment and facilities charged to operations was $499,310, $361,184, and $377,555 for the years ended June 30, 1997, 1996, and 1995, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $81,292, $41,669, and $3,472 on noncancelable operating leases during the years ending June 30, 1998, 1999, and 2000, respectively.

7.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income taxes included in the consolidated statements of operations is as follows:

                                                                          Years Ended June 30,
                                                                ------------------------------------------
                                                                   1997            1996            1995
                                                                   ----            ----            ----

Statutory Federal income tax rate: ..........................            34%             34%            34%
                                                                ===========     ===========    ===========

Income tax expense (benefit)
   computed at the statutory Federal rate ...................   $  (301,800)    $   935,869    $ 1,188,492
State income tax expense (benefit),
   net of Federal tax benefit (expense) .....................       (59,398)        116,282        167,141
Non-taxable interest income .................................             0               0           (517)
Non-deductible expenses .....................................        17,198          21,849         12,884
                                                                -----------     -----------    -----------

Provision (credit) for income taxes .........................   $  (344,000)    $ 1,074,000    $ 1,368,000
                                                                ===========     ===========    ===========

Effective tax rate ..........................................            39%             39%            39%
                                                                ===========     ===========    ===========

         The provision (credit) for income taxes consists of the following:

                                                           Years Ended June 30,
                                               -----------------------------------------
                                                    1997           1996            1995
                                                    ----           ----            ----
Current
     Federal ...............................   $  (523,000)   $ 1,082,000    $ 1,135,000
     State .................................      ( 77,000)       159,000        167,000
                                               -----------    -----------    -----------
                                                  (600,000)     1,241,000      1,302,000
                                               -----------    -----------    -----------
Deferred
     Federal ...............................       223,000       (146,000)        58,000
     State .................................        33,000        (21,000)         8,000
                                               -----------    -----------    -----------
                                                   256,000       (167,000)        66,000
                                               -----------    -----------    -----------

Total ......................................   $  (344,000)   $ 1,074,000    $ 1,368,000
                                               ===========    ===========    ===========

         The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                            Years Ended June 30,
                                               -------------------------------------
                                                    1997          1996          1995
                                                    ----          ----          ----

Depreciation .................................   $  80,000    $  52,000    $  16,000
MIDSOUTH Partners operations .................     (10,000)     (76,000)     126,000
Deferred revenue .............................     201,000     (155,000)    (107,000)
Deferred compensation ........................     (12,000)       8,000       33,000
Other ........................................      (3,000)       4,000       (2,000)
                                                 ---------    ---------    ---------

Total ........................................   $ 256,000    $(167,000)   $  66,000
                                                 =========    =========    =========

         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following:

                                   Years Ended June 30,
                               --------------------------
                                  1997              1996
                                  ----              ----

Depreciation ...............   $ 1,101,000    $ 1,021,000
MIDSOUTH Partners operations        75,000         85,000
Deferred revenue ...........       (61,000)      (262,000)
Deferred compensation ......       (27,000)       (15,000)
Other ......................       (14,000)       (11,000)
                               -----------    -----------

Total ......................   $ 1,074,000    $   818,000
                               ===========    ===========

8.       Commitments and Contingencies

License Agreements

         The Company has entered into seven sublicense agreements with Insituform Technologies, Inc.("ITI") which grant the Company rights to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, Kentucky, Tennessee and Northern Mississippi. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of the Company or ITI. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed by the Company utilizing the process, less certain fees, be paid to ITI.

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

         The agreements also obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for East for the years ended June 30, 1998 and 1997 have been waived by ITI. Payments of minimum annual royalties for MIDSOUTH Partners for the years ended December 31, 1997, and 1996 have been waived by ITI. During the years ended June 30, 1997, 1996, and 1995, the Company incurred royalty expense of $1,428,378, $1,846,932 and $1,354,163, respectively.

Supply Agreements

         On May 1, 1987, the Company entered into supply agreements with ITI committing East and MIDSOUTH Partners to purchase 90% of its Insitutube material requirements from ITI. As a result of certain terms not previously fulfilled by ITI, the Company believes it is no longer required to purchase 90% of its Insitutube material requirements from ITI under the otherwise continuing agreements. However, during the three years ended June 30, 1997, the Company purchased substantially all of its Insitutube from ITI. These agreements are renewable annually unless notice of termination is provided by either party six months prior to the end of the current renewal period. The MIDSOUTH Partners supply agreement presently extends through April 30, 1998. After providing six months advance notice, East terminated its supply agreement with ITI effective May 1, 1997.

Pending Litigation

         On October 23, 1996, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI") and Insituform East, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees) and the Company of Sections 1 and 2 of the Sherman Act,
Section 43(a) of the Lanham Act, Section 15(a) and (b) of the Texas Business and Commercial Code, tortious interference with contracts and business disparagement. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million.

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. The Company filed two motions to dismiss the action which were pending at June 30, 1997. On August 25, 1997, the Court denied one of the Company's motions to dismiss, granted in part and denied in part the second motion to dismiss, and ordered Plaintiffs to file an amended complaint. As a result, the Plaintiffs have until September 29, 1997 to amend certain claims or face dismissal outright.

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

9.       Stockholder's Equity

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

         On June 19, 1997, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1997, payable July 15, 1997.

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

          At June 30, 1997, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

         East and MIDSOUTH Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. During the years ended June 30, 1997, 1996, and 1995, the Company recognized profit sharing expense of $276,359, $263,722 and $183,489, respectively.

11.      Net Earnings (Loss) Per Share

         Net earnings (loss) per share is based on the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862, 4,419,636, and 4,376,993 were used in computing earnings (loss) per share for the years ended June 30, 1997, 1996, and 1995, respectively.

          Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued February, 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 will require the Company to compute and present basic and diluted earnings per share. Had the Company computed net earnings (loss) per share in accordance with SFAS No. 128, net earnings (loss) per share would have been presented as follows:


                                               Years Ended June 30,
                                   --------------------------------------------
                                      1997             1996              1995
                                      ----             ----              ----

Basic Earnings (Loss) Per Share     $ (0.12)          $ 0.39            $ 0.49
                                    ========          ======            ======
Diluted Earnings (Loss) Per Share   $ (0.12)          $ 0.38            $ 0.48
                                    ========          ======            ======

12.      Stock Options

         The Company maintains two stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant and are exercisable at the date of the grant.

         On December 1, 1989, the shareholders of the Company adopted the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. If not exercised, 60,000 option shares granted December 11, 1992 at a per share exercise price of $5.19 will expire December 11, 1997 and the remaining 60,000 option shares granted December 10, 1993 at a per share exercise price of $2.44 will expire December 10, 1998.

         On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. If not exercised, option shares granted under this plan will expire five years from the date of the grant.

          The following summary sets forth the activity under the 1989 and 1994 Board of Directors Plans during the past three years: 1994 Board of Directors 1989 Board of Directors Stock Option Plan Stock Option Plan Average Price Average Price Shares Per Share Shares Per Share

                             1994 Board of Directors     1989 Board of Directors
                                Stock Option Plan           Stock Option Plan
                             -----------------------     -----------------------
                                         Average Price               Average Price
                                 Shares    Per Share     Shares        Per Share
                             -----------  ----------     -----------  ----------

          Outstanding

               July 1, 1994            0           0     285,000    $   5.12
               Granted .....     105,000   $    2.63           0           0
               Exercised ...           0           0           0           0
               Expired .....           0           0     (45,000)       5.75
                               ---------   ---------   ---------    ---------

          Outstanding
               June 30, 1995     105,000        2.63     240,000        5.00
               Granted .....     105,000        4.22           0           0
               Exercised ...           0           0           0           0
               Expired .....           0           0     (60,000)       5.75
                               ---------   ---------   ---------    ---------

          Outstanding
               June 30, 1996     210,000        3.43     180,000        4.75
               Granted .....     105,000        2.63           0           0
               Exercised ...           0           0           0           0
               Expired .....           0           0     (60,000)       6.63
                               ---------   ---------   ---------    ---------

          Outstanding
               June 30, 1997     315,000   $    3.16     120,000    $   3.81
                               =========   =========   =========    =========

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company is required to make pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair value-based method of accounting had been applied.

          Summary information for stock options granted during the years ended June 30, 1997 and 1996 is as follows:

                                              Years Ended June 30,
                                          --------------------------
                                            1997              1996
                                          --------          --------

Date of grant                             12/13/96          12/08/95
Option shares granted                      105,000           105,000
Per share exercise price                     $2.63             $4.22
Fair value per option share                  $1.78             $2.84

         The fair value of options granted during the years ended June 30, 1997 and 1996 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                               Years Ended June 30,
                                            -------------------------
                                              1997              1996
                                            --------          --------

Risk-free interest rate                      6.06%             5.56%
Expected option term                        5 years           5 years
Expected stock price volatility               86%               86%
Expected dividend yield                        1%                1%

          If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share for the years ended June 30, 1997 and 1996 would be as follows:

                                                      Years Ended June 30,
                                                   -------------------------
                                                     1997              1996
                                                   --------          --------

Net earnings (loss):
   As reported ..........................       $  (543,646)       $   1,678,557
   Pro forma ............................       $  (666,872)       $   1,481,458
Net earnings (loss) per share:
   As reported ..........................       $     (0.12)       $        0.38
   Pro forma ............................       $     (0.15)       $        0.34

13.      Significant Customers

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 65% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1997, Federal government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues. During the year ended June 30, 1996, Federal government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1995, Federal Government contracts (collectively), a regional sanitary authority in southwest Ohio and Washington Metropolitan Area Transit Authority ("WMATA") accounted for 21%, 15% and 10%, respectively, of the Company's revenue.

14.      Selected Quarterly Financial Data (Unaudited)

          Selected quarterly financial data for the years ended June 30, 1997 and 1996 are presented in the following table.

                                                                                Three Months Ended
                                                        -------------------------------------------------------------------
                                                        September 30,       December 31,       March 31,          June 30,
                                                           1996                1996              1997               1997
                                                        -------------     --------------    -------------       -----------
Year Ended June 30, 1997

Sales ...............................................   $ 5,320,770       $ 6,637,618       $ 6,271,529         $ 8,311,625
Gross Profit ........................................   $   610,083       $ 1,714,469       $   458,086         $ 1,336,073
Net Earnings (Loss) .................................   $  (296,863)      $   210,239       $  (500,181)        $    43,159
Net Earnings (Loss) Per Share .......................   $     (0.07)      $      0.05       $     (0.11)        $      0.01

                                                                                Three Months Ended
                                                        -------------------------------------------------------------------
                                                        September 30,       December 31,       March 31,          June 30,
                                                            1995               1995              1996               1996
                                                        -------------     --------------    -------------       -----------
Year Ended June 30, 1996

Sales ...............................................   $ 8,470,336       $ 8,370,379       $ 6,898,327         $ 6,731,825
Gross Profit ........................................   $ 2,625,029       $ 2,555,522       $ 1,555,040         $ 1,446,839
Net Earnings ........................................   $   661,302       $   668,294       $   124,413         $   224,548
Net Earnings Per Share ..............................   $      0.15       $      0.15       $      0.03         $      0.05



                                                     PART III

         Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12, and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on December 12, 1997.


                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.   Financial Statements included under Part II, Item 8:           Pages

               Independent Auditors' Report on Financial Statements           14
               Consolidated Statements of Operations                          15
               Consolidated Balance Sheets                                    16
               Consolidated Statements of Stockholders' Equity                17
               Consolidated Statements of Cash Flows                          18
               Notes to Consolidated Financial Statements                  19-28

       2.   Financial Statement Schedules:

               All  schedules  are  omitted   because  they  are  not  required,
               inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

       3.   Exhibits:

            Exhibit Number o                                               Pages

               11.0     Statement re computation of per share earnings        30

               23.0     Independent Auditors' Consent                         31

               27.0     Financial Data Schedule                               32


                  The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997.













                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED

                                                         /s/  GEORGE Wm. ERIKSON
                                                              George Wm. Erikson
                                                              Chairman
                                                              September 22, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title            Capacity                        Date



/s/  GEORGE Wm. ERIKSON
George Wm. Erikson           Director and                    September 22, 1997
Chairman                     Principal Executive Officer

/s/  ROBERT W. ERIKSON
Robert W. Erikson            Director and                    September 22, 1997
President                    Principal Executive Officer

/s/  CALVIN G. FRANKLIN
Calvin G. Franklin           Director                        September 22, 1997


/s/  WEBB C. HAYES, IV
Webb C. Hayes, IV            Director                        September 22, 1997


/s/  PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.       Director                        September 22, 1997


/s/  JACK MASSAR
Jack Massar                  Director                        September 22, 1997


/s/  THOMAS J. SCHAEFER
Thomas J. Schaefer           Director                        September 22, 1997


/s/  RAYMOND T. VERREY
Raymond T. Verrey            Principal Accounting Officer,   September 22, 1997
Vice President and           Principal Financial Officer
  Chief Financial Officer