Form 10-Q
period 1997-09-30
INSITUFORM EAST INC
filed 1997-11-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                 September 30, 1997
                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE    ACT   OF   1934
         For the transition period from ---------------- to -------------------

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

                           Yes   X           No
                                ---              ---



As of November 3, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:
                           Common Stock               4,059,266
                           Class B Common Stock         297,596
                                                      ---------
                           Total                      4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1997 and 1996 (Unaudited)        3

         Condensed Consolidated Balance Sheets
         September 30, 1997 and June 30, 1997 (Unaudited)                  4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1997 and 1996 (Unaudited)        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                             ------------------------------------
                                                               1997                       1996
                                                             ----------                ----------

Sales                                                        $9,148,285                $5,320,770
                                                            -----------               -----------

Costs and Expenses:
 Cost of sales                                                6,370,077                 4,710,687
 Selling, general and administrative                          1,328,540                 1,202,441
                                                            -----------               -----------
    Total Costs and Expenses                                  7,698,617                 5,913,128
                                                            -----------               -----------

Earnings (Loss) from Operations                               1,449,668                  (592,358)

Investment Income                                                18,454                    46,541
Interest Expense                                                (33,883)                   (6,293)
Other Income                                                     62,627                    48,904
                                                            ------------               -----------

Earnings (Loss) Before Income Taxes and
  Non-owned interests                                         1,496,866                  (503,206)

Non-owned Interests in Pretax Loss
  of MIDSOUTH Partners                                          157,146                    15,343
                                                            ------------               -----------

Earnings (Loss) Before Income Taxes                           1,654,012                  (487,863)

Provision (Credit) for Income Taxes                             645,000                  (191,000)
                                                            ------------               -----------

Net Earnings (Loss)                                          $1,009,012               $  (296,863)
                                                            ============              ============

Net Earnings (Loss) Per Share                                $     0.23               $     (0.07)
                                                            ============              ============


See notes to condensed consolidated financial statements.



                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             September 30,      June 30,
                                                                                 1997             1997
                                                                             -------------      --------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                $  1,947,553      $  2,071,852
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                              10,163,704         6,682,127
   Inventories - raw materials                                                 1,778,248         1,538,017
   Prepaid and refundable income taxes                                           567,715           765,580
   Prepaid expenses                                                              425,326           251,572
                                                                            ------------      ------------
     Total Current Assets                                                     14,882,546        11,309,148

Property, Plant and Equipment - at cost less accumulated
   depreciation of $13,575,151 and $13,165,282                                11,639,943        11,670,061
Other Assets                                                                      81,000            86,000
                                                                            ------------      ------------
     Total Assets                                                            $26,603,489       $23,065,209
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank                                                     $   600,000       $         0
   Notes payable to CERBCO, Inc.                                                 600,000                 0
   Accounts payable                                                            2,376,616         1,486,841
   Accrued compensation and related expenses                                   2,309,750         1,876,988
   Income taxes payable                                                          481,629            14,724
   Dividends payable                                                                   0           261,412
   Current portion of capital lease obligations                                   29,930            28,508
                                                                            ------------       -----------
     Total Current Liabilities                                                 6,397,925         3,668,473

Deferred Income Taxes                                                          1,039,000         1,074,000
Long-Term Capital Lease Obligations                                              131,442           139,480
                                                                            ------------       -----------
     Total Liabilities                                                         7,568,367         4,881,953
                                                                            ------------       -----------

Non-owned Interests in Consolidated Subsidiary                                 2,292,316         2,449,462
                                                                            ------------       -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          13,744,605        12,735,593
                                                                            ------------       -----------
                                                                              17,932,419        16,923,407
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                            ------------       -----------
       Total Stockholders' Equity                                             16,742,806        15,733,794
                                                                            ------------       -----------
       Total Liabilities and Stockholders' Equity                            $26,603,489       $23,065,209
                                                                            ============       ===========

See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                 1997             1996
                                                                                -------          -------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                        $1,009,012       $  (296,863)
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                               507,476           432,041
     Deferred income taxes                                                       (35,000)           19,000
     Non-owned interests in earnings (loss) of consolidated subsidiary          (157,146)          (15,343)
   Changes in assets and liabilities:
     Receivables                                                              (3,481,577)          349,261
     Inventories                                                                (240,231)         (318,587)
     Other current assets                                                         24,111          (347,759)
     Payables and accruals                                                     1,789,442          (190,914)
                                                                             ------------       ------------
Net cash used in operating activities                                           (583,913)         (369,164)
                                                                             ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                    (472,358)         (367,209)
                                                                             ------------       -----------
Net cash used in investing activities                                           (472,358)         (367,209)
                                                                             ------------       -----------

Cash Flows from Financing Activities:
   Dividends Paid                                                               (261,412)         (261,412)
   Proceeds from bank line of credit advances                                  1,800,000                 0
   Repayment of line of credit advances to bank                               (1,200,000)                0
   Proceeds from line of credit advances from CERBCO, Inc.                       600,000                 0
   Principal payments under capital lease obligations                             (6,616)          (12,698)
                                                                             ------------       -----------
Net cash provided by (used in) financing activities                              931,972          (274,110)
                                                                             ------------       -----------

Net decrease in cash and cash equivalents                                       (124,299)       (1,010,483)
Cash and cash equivalents at beginning of period                               2,071,852         4,183,084
                                                                             ------------       -----------
Cash and cash equivalents at end of period                                   $ 1,947,553        $3,172,601
                                                                             ============       ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                             $    32,466        $    6,293
   Income taxes paid                                                         $    15,230        $  272,290


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 1997, the Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of full year operating results.

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

3. Notes Payable to CERBCO, Inc.

     During the three months ended September 30, 1997, the Company established a $3,000,000 Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate.

4.   Computation of Net Earnings (Loss) Per Share

     Net earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average number of shares of 4,359,817 and 4,385,498 were used in computing net earnings
(loss) per share for the three months ended September 30, 1997 and 1996, respectively.

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. SFAS No. 128 will require the Company to compute and present basic and diluted earnings per share. Had the Company computed net earnings (loss) per share in accordance with SFAS No. 128, net earnings (loss) per share would have been presented as follows:

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   1997           1996
                                                                                ------------------------

Basic Earnings (Loss) Per Share                                                 $  0.23         $ (0.07)

Diluted Earnings (Loss) Per Share                                               $  0.23         $ (0.07)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $1,009,012 ($0.23 per share) on sales of $9.1 million, both records for the Company, for the first quarter of fiscal 1998 ended September 30, 1997. The Company recognized a net loss of -$296,863 (-$0.07 per share) on $5.3 million in sales for its first quarter of fiscal 1997 ended September 30, 1996. The Company attributed its historic first quarter earnings to a 72% increase in comparable period sales volume at normal margins. The material increase in period sales was largely the result of revenues recognized from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997. Separately, first quarter sales for the Company and its wholly-owned subsidiaries (collectively, "East") improved 106%; sales for MIDSOUTH Partners, the Company's majority-controlled subsidiary partnership, declined 11%.

         The $4.7 million Perry Nuclear Power Plant project in Perry, Ohio - the single largest industrial plant Insituform project ever awarded worldwide-significantly affected the Company's normal resource allocations and scheduling. During the plant's scheduled refueling outage from mid-September through early October, Operations personnel worked around the clock, seven days a week, to perform 12 technically difficult Insituform installations. Perry Nuclear representatives fully accepted the completed project on behalf of the Power Plant's owners on October 2, 1997 with no extension required to the refueling outage period.

         The focus, planning, preparation and successful completion of the large Perry project necessarily disturbed normal scheduling, processing and other Company functions. As a result, the Company anticipates materially unbalanced quarterly performance over the first six months of fiscal 1998. Thus, with respect to forward-looking information, and while there can be no assurances regarding future operating performance, the Company presently believes that decreases in both immediately workable and in general backlog attendant to the skewed activity of the successful Perry project could produce marginal or negative results for the second quarter of fiscal 1998. It is possible this trend could continue into the second half of the fiscal year, following normalization from the Perry project, as modest improvements anticipated in MIDSOUTH Partners operating results may be offset by ever increased difficulty for East to continue to obtain sufficient core municipal work at normal margins. The Company presently is unable to predict the likelihood or timing of specialized work such as the Perry project.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $24.9 million at September 30, 1997 as compared to $17.4 million at September 30, 1996. The twelve-month backlog at September 30, 1997 was approximately $11.3 million as compared to $13.1 million at September 30, 1996. The total backlog value of all uncompleted and multi-year contracts at September 30, 1997 and 1996 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. Backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities, subject additionally to the specifics of individual work releases.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company from time to time to preserve competitive presence, typically at levels materially below normal margins, necessarily dilutes the overall margin performance of the Company. In a "best value" and quality based market, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments have been politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to increasingly shift from low bid to quality-driven award criteria when procuring trenchless technology to rehabilitate older pipelines.

Results of Operations

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

         The Company recognized consolidated net earnings of $1,009,012 ($0.23 per share) on sales of $9.1 million for the first quarter of fiscal 1998 ended September 30, 1997, as compared to a net loss of -$296,863 (-$0.07 per share) on sales of $5.3 million for the first quarter of fiscal 1997 ended September 30, 1996. The Company's record first quarter fiscal 1998 operating results are primarily a result of a 72% increase in comparable period sales to include a significant contribution to both sales and earnings from the $4.7 million project performed at the Perry Nuclear Power Plant in Perry, Ohio.

         Sales increased $3.8 million (72%) from $5.3 million for the three months ended September 30, 1996 to $9.1 million for the three months ended September 30, 1997. Comparable period sales for East increased 106%.
Comparable period sales for MIDSOUTH Partners decreased 11%.

         Cost of sales increased 35% in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. As a result, gross profit as a percentage of sales increased from 11% of sales for the first quarter of fiscal 1997 to 30% of sales for the first quarter of fiscal 1998. The increase in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over higher sales during the first quarter of fiscal 1998.

         Selling, general and administrative expenses increased $126,099 (10%) for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, primarily as a result of increased costs to support increased production activities.

Financial Condition

         During the three months ended September 30, 1997, the Company used $583,913 in cash in operating activities, due primarily to a $3.5 million increase in Accounts Receivable that more than offset a $1.8 million increase in Payables and Accruals and $1 million in Net Earnings. During the first quarter of fiscal 1998, the Company received $1.8 million in bank line of credit advances, repaid $1.2 million of these advances and received $0.6 million in line of credit advances from CERBCO, Inc. These line of credit borrowings were required to finance increases in Accounts Receivable balances resulting primarily from increased sales during the quarter and, to a lesser extent, collection delays on several completed projects.

         During the first three  months of fiscal  1998,  the  Company  expended
$472,358 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $0.1 million decrease in cash during the first quarter of fiscal 1998, the Company's financial liquidity remained strong with working capital of $8.5 million and a current ratio of 2.3 at September 30, 1997.

         The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the remaining commitments available from the Company's lines of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

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

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. The Company filed two motions to dismiss the action during the fiscal year ended June 30, 1997. On August 25, 1997, the Court denied one of the Company's motions to dismiss, granted in part and denied in part the Company's second motion to dismiss and ordered Plaintiffs to file an amended complaint. The Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. The Defendants each filed responses to the Plaintiffs' motion. Should the Court grant Plaintiffs' motion for leave to file the Second Amended Complaint, the Defendants will have 45 days from that date to file motions to dismiss.

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


Date  November 13, 1997                                  /s/ Robert W.  Erikson
      -----------------                                  ----------------------
                                                         Robert W. Erikson
                                                         President



Date  November 13, 1997                                  /s/ Raymond T.  Verrey
      -----------------                                  ----------------------
                                                         Raymond T. Verrey
                                                         Chief Financial Officer