Form 10-Q
period 1997-12-31
INSITUFORM EAST INC
filed 1998-02-13
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended:                            December 31, 1997
                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE    ACT   OF   1934   For   the    transition    period    from
         ___________________________ to _________________________

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

                    Yes   X           No
                          -              -



As of February 3, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                   Common Stock               4,059,266
                   Class B Common Stock         297,596
                   Total                      4,356,862

                                TABLE OF CONTENTS


                                                                Page Reference
                                                                --------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements                                        3

          Condensed Consolidated Statements of Operations
          Three Months and Six Months Ended December 31, 1997
          and 1996 (Unaudited)                                        3

          Condensed Consolidated Balance Sheets
          December 31, 1997 and June 30, 1997 (Unaudited)             4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1997 and 1996 (Unaudited)     5

          Notes to Condensed Consolidated Financial Statements        6
          (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          10

Item 4.   Submission of Matters to a Vote of Security Holders        10

Item 6.   Exhibits and Reports on Form 8-K                           11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                           December 31,                       December 31,
                                                    ----------------------------      -----------------------------
                                                       1997              1996             1997              1996
                                                    -----------       ----------      -----------       -----------


Sales                                               $5,487,623        $6,637,618      $14,635,908       $11,958,388
                                                    ----------        ----------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       5,373,820         4,923,149       11,743,897         9,633,836
 Selling, general and administrative                 1,141,133         1,336,533        2,469,673         2,538,974
                                                    ----------        ----------      -----------       -----------
    Total Costs and Expenses                         6,514,953         6,259,682       14,213,570        12,172,810
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) from Operations                     (1,027,330)          377,936          422,338          (214,422)

Investment Income                                       26,278            37,169           44,732            83,710
Interest Expense                                       (20,836)           (8,118)         (54,719)          (14,411)
Other Income                                            41,952            29,191          104,579            78,095
                                                    -----------       ----------      -----------       -----------

Earnings (Loss) Before Income Taxes
 and Non-owned interests                              (979,936)          436,178          516,930           (67,028)

Non-owned Interests in Pretax Loss
  (Earnings) of MIDSOUTH Partners                      250,950           (91,939)         408,096           (76,596)
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) Before Income Taxes                   (728,986)          344,239          925,026          (143,624)

Provision (Credit) for Income Taxes                   (285,000)          134,000          360,000           (57,000)
                                                    -----------       ----------      -----------       -----------

Net Earnings (Loss)                                 $ (443,986)       $  210,239      $   565,026       $   (86,624)
                                                    ==========        ==========      ===========       ===========

Basic Earnings (Loss) Per Share                     $    (0.10)       $     0.05      $      0.13       $     (0.02)
                                                    ==========        ==========      ===========       ===========

Diluted Earnings (Loss) Per Share                   $    (0.10)       $     0.05      $      0.13       $     (0.02)
                                                    ==========        ==========      ===========       ===========



See notes to condensed consolidated financial statements.



                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             December 31,         June 30,
                                                                                 1997               1997
                                                                             ------------         --------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                 $ 1,229,579       $ 2,071,852
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               6,717,841         6,682,127
   Inventories - raw materials                                                 1,439,301         1,538,017
   Prepaid and refundable income taxes                                           839,890           765,580
   Prepaid expenses                                                              411,937           251,572
                                                                             -----------       -----------
     Total Current Assets                                                     10,638,548        11,309,148

Property, Plant and Equipment - at cost less accumulated
   depreciation of $14,043,702 and $13,165,282                                11,638,469        11,670,061
Other Assets                                                                      63,000            86,000
                                                                             -----------       -----------
     Total Assets                                                            $22,340,017       $23,065,209
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to CERBCO, Inc.                                             $   400,000       $         0
   Accounts payable                                                              915,642         1,486,841
   Accrued compensation and related expenses                                   1,455,039         1,876,988
   Income taxes payable                                                           19,724            14,724
   Dividends payable                                                                   0           261,412
   Current portion of capital lease obligations                                   31,425            28,508
                                                                              ----------       -----------
     Total Current Liabilities                                                 2,821,830         3,668,473

Deferred Income Taxes                                                          1,055,000         1,074,000
Long-Term Capital Lease Obligations                                              123,001           139,480
                                                                              ----------       -----------
     Total Liabilities                                                         3,999,831         4,881,953
                                                                              ----------       -----------

Non-owned Interests in Consolidated Subsidiary                                 2,041,366         2,449,462
                                                                              ----------       -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          13,300,619        12,735,593
                                                                              ----------        ----------
                                                                              17,488,433        16,923,407
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                              ----------        ----------
       Total Stockholders' Equity                                             16,298,820        15,733,794
                                                                              ----------        ----------
       Total Liabilities and Stockholders' Equity                            $22,340,017       $23,065,209
                                                                             ===========       ===========

See notes to condensed consolidated financial statements.



                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                  1997              1996
                                                                             ------------       -----------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                       $   565,026        $  (86,624)
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                             1,079,937           873,092
     Deferred income taxes                                                       (19,000)          214,000
     Non-owned interests in earnings (loss) of consolidated subsidiary          (408,096)           76,596
   Changes in assets and liabilities:
     Receivables                                                                 (35,714)          246,562
     Inventories                                                                  98,716          (234,988)
     Other current assets                                                       (234,675)         (497,230)
     Payables and accruals                                                      (988,148)          791,767
                                                                             -----------        ----------
Net cash provided by operating activities                                         58,046         1,383,175
                                                                             -----------        ----------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                  (1,025,345)       (1,573,430)
                                                                             -----------        ----------
Net cash used in investing activities                                         (1,025,345)       (1,573,430)
                                                                             -----------        ----------

Cash Flows from Financing Activities:
   Dividends paid                                                               (261,412)         (261,412)
   Proceeds from bank line of credit advances                                  1,800,000                 0
   Repayment of line of credit advances to bank                               (1,800,000)                0
   Proceeds from line of credit advances from CERBCO, Inc.                     2,600,000                 0
   Repayment of line of credit advances to CERBCO, Inc.                       (2,200,000)                0
   Principal payments under capital lease obligations                            (13,562)          (22,735)
                                                                             -----------        ----------
Net cash provided by (used in) financing activities                              125,026          (284,147)
                                                                             -----------        ----------

Net decrease in cash and cash equivalents                                       (842,273)         (474,402)
Cash and cash equivalents at beginning of period                               2,071,852         4,183,084
                                                                             -----------        ----------
Cash and cash equivalents at end of period                                   $ 1,229,579        $3,708,682
                                                                             ===========        ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                             $    54,719        $   14,411
   Income taxes paid                                                         $   448,310        $  388,816

Supplemental schedule of noncash investing and financing activities:
   Capital equipment acquired under capital lease obligations                $         0        $   58,543

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 1997, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended December 31, 1997 are not necessarily indicative of full year operating results.

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

3. Notes Payable to CERBCO, Inc.

     The Company has established a $3,000,000 Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate.

4.   Computation of Net Earnings (Loss) Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997. SFAS No. 128 requires the Company to compute and present basic and diluted earnings per share for all periods for which Statements of Operations are presented.

     Basic  earnings  (loss) per share was  computed  by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for all periods presented herein.

     Diluted  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,360,950 and 4,356,862 were used in computing diluted earnings (loss) per share for the three months ended December 31, 1997 and 1996, respectively; 4,360,384 and 4,356,862 shares were used in computing diluted earnings (loss) per share for the six months ended December 31, 1997 and 1996, respectively.



5.   Insitutube(R) Supply Agreements

     On December 29, 1997, East entered into a supply agreement with Insituform Technologies, Inc. ("ITI") whereby East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period. The MIDSOUTH Partners continuing Insitutube supply agreement, effective since May 1, 1987, presently extends through April 30, 1999.

6.   Subsequent Event - Ohio Branch Facility Closing

     On January 16, 1998, the Company determined to consolidate the operations of its Cincinnati, Ohio branch facility into its Landover, Maryland headquarters under an orderly plan to transfer the functions, personnel and equipment to Landover by March 31, 1998. The consolidation of East operating activities at its Landover, Maryland headquarters facility is an economic measure taken by the Company to more effectively utilize its resources throughout its licensed territories and is not intended to result in any significant reduction in personnel or installation capabilities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview and Outlook

     The Company reported a consolidated net loss of -$443,986 (-$0.10 per share) on sales of $5.5 million for the second quarter of fiscal 1998 ended December 31, 1997, reducing consolidated net earnings over the first six months of fiscal 1998 to $565,026 ($0.13 per share) on sales of $14.6 million. In the previous year, the Company recognized net earnings of $210,239 ($0.05 per share) on sales of $6.6 million for the second quarter and a net loss of -$86,624 (-$0.02 per share) on sales of $12.0 million for the first six months. The Company attributed its unfavorable current second quarter results to a 17% decrease in comparable period sales, despite normal margins, experienced principally by the Company and its wholly-owned subsidiaries (collectively, "East") and to significantly reduced margins on work performed by MIDSOUTH Partners during the quarter, despite reasonably normal sales volume levels experienced by such majority-controlled subsidiary. Positive comparable period six month results are primarily due to significant period revenues recognized in connection with the execution of the installation phase of the year-long $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter in the six months ended December 31, 1997.

         The first quarter superior results were representative of the significant leveraging effect to positive earnings of increases in period sales at normal margins while, conversely, the second quarter's loss is representative of the result of depressed sales volume despite normal margin levels. With respect to forward-looking information, and while there can be no assurances regarding future operating performance, the Company currently believes that present overall decreases in total marketplace orders in East's territory, and in both immediately workable and in twelve-month backlog share captured by East, are likely to produce negative results in the third quarter of fiscal 1998. This trend could continue through the remainder of the fiscal year, and perhaps longer, although analysis of longer term data indicates that the fiscal 1998 to date large decline in total East marketplace orders is a factor that tends to average out over running three-year periods. Indeed, total marketplace orders in fiscal 1997 were abnormally high. In addition, while the Company remains unable to predict the likelihood or timing of further favorable, non-core, specialized work such as the large Perry Nuclear project, building upon both the Company's success and its preeminent capability in this area will continue as a strong focus in future business development.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $25.1 million at December 31, 1997 as compared to $23.0 million at December 31, 1996. The twelve-month backlog at December 31, 1997 was approximately $10.8 million as compared to $21.8 million at December 31, 1996. The total backlog value of all uncompleted and multi-year contracts at December 31, 1997 and 1996 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company in this segment from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the Company's overall margin performance. Conversely, in "best value" and quality based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments have been politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to increasingly shift from low bid to quality-driven award criteria when procuring trenchless technology to rehabilitate older pipelines.


Results of Operations


Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996

     The Company recognized a consolidated net loss of -$443,986 ($-0.10 per share) on sales of $5.5 million for the second quarter of fiscal 1998 ended December 31, 1997, as compared to net earnings of $210,239 ($0.05 per share) on sales of $6.6 million for the second quarter of fiscal 1997 ended December 31, 1996. The Company attributed its unfavorable second quarter results to a 17% decrease in comparable period sales and reduced margins on work performed by MIDSOUTH Partners during the quarter.

     Sales decreased $1.1 million (17%) from $6.6 million for the three months ended December 31, 1996 to $5.5 million for the three months ended December 31, 1997. Comparable period sales for East decreased 22%. Comparable period sales for MIDSOUTH Partners decreased 3%.

     Cost of sales increased 9% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. As a result, gross profit as a percentage of sales decreased from 26% of sales for the second quarter of fiscal 1997 to 2% of sales for the second quarter of fiscal 1998. The decrease in gross profit as a percentage of sales is due primarily to reduced margins on work performed by MIDSOUTH Partners and, to a lesser extent, absorption of semi-fixed costs over reduced sales during the second quarter of fiscal 1998. Reduced margins on work performed by MIDSOUTH Partners were due principally to discounted sales and performance inefficiencies on certain projects.

     Selling, general and administrative expenses decreased $195,400 (15%) for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, primarily as a result of decreased costs to support decreased production activities during the three months ended December 31, 1997 and decreased comparable period legal expenses. Additional legal costs were incurred during the second quarter of fiscal 1997 in connection with the Inliner U.S.A. / CAT Contracting antitrust lawsuit.

Six Months Ended December 31, 1997 Compared with Six Months Ended December 31, 1996

     The Company recognized consolidated net earnings of $565,026 ($0.13 per share) from sales of $14.6 million for the first six months of fiscal 1998 ended December 31, 1997 as compared to a net loss of -$86,624 (-$0.02 per share) from sales of $12.0 million for the first six months of fiscal 1997 ended December 31, 1996. The Company attributed its positive comparable period six month results primarily to the execution of the installation phase of the $4.7 million Perry Nuclear Power Plant project during the six months ended December 31, 1997.

     Sales increased $2.6 million (22%) from $12.0 million for the six months ended December 31, 1996 to $14.6 million for the six months ended December 31, 1997. Comparable period sales for East increased 33%. Comparable period sales for MIDSOUTH Partners decreased 7%.

     Cost of sales increased 22% for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997. As a result, gross profit as a percentage of sales increased from 19% of sales for the first six months of fiscal 1997 to 20% of sales for the first six months of fiscal 1998. The modest increase in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over increased sales more than offsetting reduced margins on work performed by MIDSOUTH Partners during the first six months of fiscal 1998.

     Selling, general and administrative expenses decreased $69,301 (3%) during the first six months of fiscal 1998 as compared to the first six months of fiscal 1997, primarily as a result of lower costs to support reduced production activities during the three months ended December 31, 1997.


Financial Condition

     During the six months ended December 31, 1997, $58,046 in cash was provided by the Company's operating activities, due in part to Net Earnings of $565,026 plus $1,079,937 in depreciation and amortization expenses included in operating results that did not require the outlay of cash more than offsetting a $988,148 decrease in Payables and Accruals. During the first six months of fiscal 1998, the Company received and repaid $1.8 million in bank line of credit advances, received $2.6 million in line of credit advances from CERBCO, Inc and repaid $2.2 million of these advances to CERBCO, Inc. These line of credit borrowings were required to finance increases in Accounts Receivable balances during the period resulting primarily from increased period sales and, to a lesser extent, collection delays on several completed projects.

     During the first six months of fiscal 1998, the Company expended $1,025,345 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $0.8 million decrease in cash during the first six months of fiscal 1998, the Company's financial liquidity remained strong with working capital of $7.8 million and a current ratio of 3.8 at December 31, 1997.

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

     The Company believes it has strong defenses to, and is vigorously contesting, the suit. The Company filed two motions to dismiss the action during the fiscal year ended June 30, 1997. In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of Plaintiffs' claims and ordered Plaintiffs to replead remaining potential claims. The Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. The Defendants each filed responses to the Plaintiffs' motion. On January 30, 1998, the Court by order denied Plaintiffs' motion to file a second amended complaint because the proposed amended complaint failed to comply in a number of material respects with the Court's August 25, 1997 order. Plaintiffs have twenty days from receipt of the Court's January 30, 1998 order to file a third amended complaint which complies with the Court's previous order or face dismissal of the case outright for failure to prosecute its alleged claims. If Plaintiffs file a third amended complaint, Defendants have been granted leave to submit additional motions to dismiss.

     Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of the Company.

     The Company is a party to other claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     On December 12, 1997, an annual meeting of stockholders was held to allow the Company's Common Stockholders and Class B Common Stockholders to vote for the uncontested reelection of the Company's directors. The number of votes cast for and against the election of Directors were as follows:

                                                                 Common Stockholders
                                                                 -------------------

                                                      FOR                                  AGAINST
                                                      ---                                  -------
Election of Directors

     Common Directors:
         Calvin G. Franklin                        3,639,807                               129,465
         Thomas J. Schaefer                        3,655,302                               113,970



                                                              Class B Common Stockholders
                                                              ---------------------------

                                                      FOR                                  AGAINST
                                                      ---                                  -------
     Class B Common Directors
         George Wm. Erikson                         296,141                                   0
         Robert W. Erikson                          296,141                                   0
         Webb C. Hayes, IV                          296,141                                   0
         Paul C. Kincheloe, Jr.                     296,141                                   0
         Jack Massar                                296,141                                   0


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date  February 13, 1998                               /s/ Robert W.  Erikson
      -----------------                               ----------------------
                                                      Robert W. Erikson
                                                      President



Date  February 13, 1998                               /s/ Raymond T.  Verrey
      -----------------                               ----------------------
                                                      Raymond T. Verrey
                                                      Chief Financial Officer