Form 10-Q
period 1998-03-31
INSITUFORM EAST INC
filed 1998-05-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:                              March 31, 1998
                                       OR

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE    ACT   OF   1934
     For the transition period from ___________________ to ____________________

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

                          Yes   X           No
                                -                -



As of May 1, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                  Common Stock               4,059,266
                  Class B Common Stock         297,596
                                             ---------
                  Total                      4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference
PART I -  FINANCIAL INFORMATION



Item 1.   Financial Statements                                            3

          Condensed Consolidated Statements of Operations
          Three Months and Nine Months Ended March 31, 1998
          and 1997 (Unaudited)                                            3

          Condensed Consolidated Balance Sheets
          March 31, 1998 and June 30, 1997 (Unaudited)                    4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1998 and 1997 (Unaudited)           5

          Notes to Condensed Consolidated Financial Statements            6
          (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              10

Item 6.   Exhibits and Reports on Form 8-K                               11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                            March 31,
                                                   ----------------------------------------------------------------
                                                       1998            1997              1998             1997
                                                   -----------        ----------      -----------       -----------

Sales                                              $ 4,147,345        $6,271,529      $18,783,253       $18,229,917
                                                   -----------        ----------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       4,510,966         5,813,443       16,254,863        15,447,279
 Selling, general and administrative                 1,025,537         1,293,307        3,495,210         3,832,281
                                                   -----------        ----------      -----------       -----------
    Total Costs and Expenses                         5,536,503         7,106,750       19,750,073        19,279,560
                                                   -----------        ----------      -----------       -----------

Earnings (Loss) from Operations                     (1,389,158)         (835,221)        (966,820)       (1,049,643)

Investment Income                                       14,724            33,734           59,456           117,444
Interest Expense                                       (10,534)           (9,389)         (65,253)          (23,800)
Other Income                                            26,916            26,174          131,495           104,269
                                                   -----------        ----------       ----------       -----------

Earnings (Loss) Before Income Taxes
 and Non-owned interests                            (1,358,052)         (784,702)        (841,122)         (851,730)

Non-owned Interests in Pretax Loss
  (Earnings) of MIDSOUTH Partners                      242,176           (36,479)         650,272          (113,075)
                                                   -----------        ----------       ----------       -----------

Earnings (Loss) Before Income Taxes                 (1,115,876)         (821,181)        (190,850)         (964,805)

Provision (Credit) for Income Taxes                   (434,000)         (321,000)         (74,000)         (378,000)
                                                   -----------        ----------       ----------       -----------

Net Earnings (Loss)                                $  (681,876)       $ (500,181)      $ (116,850)      $  (586,805)
                                                   ===========        ==========       ==========       ===========

Basic Earnings (Loss) Per Share                    $     (0.16)       $    (0.11)      $    (0.03)      $     (0.13)
                                                   ===========        ==========       ==========       ===========

Diluted Earnings (Loss) Per Share                  $     (0.16)       $    (0.11)      $    (0.03)      $     (0.13)
                                                   ===========        ==========       ==========       ===========



See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              March 31,         June 30,
                                                                                1998               1997
                                                                           -------------      ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                               $     795,375      $  2,071,852
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               5,705,161         6,682,127
   Inventories - raw materials                                                 1,423,351         1,538,017
   Prepaid and refundable income taxes                                         1,227,791           765,580
   Prepaid expenses                                                              409,894           251,572
                                                                           -------------      ------------
     Total Current Assets                                                      9,561,572        11,309,148

Property, Plant and Equipment - at cost less accumulated
   depreciation of $14,029,558 and $13,165,282                                11,194,830        11,670,061
Other Assets                                                                      61,000            86,000
                                                                           -------------      ------------
     Total Assets                                                          $  20,817,402      $ 23,065,209
                                                                           =============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $   1,035,327      $  1,486,841
   Accrued compensation and related expenses                                   1,194,082         1,876,988
   Income taxes payable                                                           15,724            14,724
   Dividends payable                                                                   0           261,412
   Current portion of capital lease obligations                                   32,997            28,508
                                                                            ------------      ------------
     Total Current Liabilities                                                 2,278,130         3,668,473

Deferred Income Taxes                                                          1,009,000         1,074,000
Long-Term Capital Lease Obligations                                              114,138           139,480
                                                                            ------------      ------------
     Total Liabilities                                                         3,401,268         4,881,953
                                                                            ------------      ------------

Non-owned Interests in Consolidated Subsidiary                                 1,799,190         2,449,462
                                                                            ------------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          12,618,743        12,735,593
                                                                            ------------      ------------
                                                                              16,806,557        16,923,407
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                            ------------      ------------
       Total Stockholders' Equity                                             15,616,944        15,733,794
                                                                            ------------      ------------
       Total Liabilities and Stockholders' Equity                           $ 20,817,402      $ 23,065,209
                                                                            ============      ============

See notes to condensed consolidated financial statements.



                          INSITUFORM EAST, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                                1998                1997
                                                                           --------------      --------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                     $    (116,850)      $    (586,805)
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                             1,602,142           1,319,669
     Deferred income taxes                                                       (65,000)            225,000
     Non-owned interests in earnings (loss) of consolidated subsidiary          (650,272)            113,075
   Changes in assets and liabilities:
     Receivables                                                                 976,966             (83,259)
     Inventories                                                                 114,666            (680,456)
     Other current assets                                                       (620,533)           (807,710)
     Payables and accruals                                                    (1,133,420)          1,118,532
                                                                           -------------       -------------
Net cash provided by operating activities                                        107,699             618,046
                                                                           -------------       -------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                  (1,101,911)         (2,087,126)
   Cash distribution from MIDSOUTH Partners to
     non-owned interests                                                               0            (101,200)
                                                                           -------------       -------------
Net cash used in investing activities                                         (1,101,911)         (2,188,326)
                                                                           -------------       -------------

Cash Flows from Financing Activities:
   Dividends paid                                                               (261,412)           (261,412)
   Proceeds from bank line of credit advances                                  1,800,000                   0
   Repayment of line of credit advances to bank                               (1,800,000)                  0
   Proceeds from line of credit advances from CERBCO, Inc.                     2,600,000                   0
   Repayment of line of credit advances to CERBCO, Inc.                       (2,600,000)                  0
   Principal payments under capital lease obligations                            (20,853)            (33,144)
                                                                           -------------       -------------
Net cash used in financing activities                                           (282,265)           (294,556)
                                                                           -------------       -------------

Net decrease in cash and cash equivalents                                     (1,276,477)         (1,864,836)
Cash and cash equivalents at beginning of period                               2,071,852           4,183,084
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $     795,375       $   2,318,248
                                                                           =============       =============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $      65,253       $      23,800
   Income taxes paid                                                       $     452,211       $     404,642

Supplemental schedule of noncash investing and financing activities:
   Capital equipment acquired under capital lease obligations              $           0       $      58,543

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited) has been derived from the Company's June 30, 1997 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of full year operating results.

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

3. Line of Credit Facility with CERBCO, Inc.

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

     Diluted  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted earnings (loss) per share for all periods presented herein.

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

6.   Ohio Branch Facility Closing

     On January 16, 1998, the Company determined to consolidate the operations of its Cincinnati, Ohio branch facility into its Landover, Maryland headquarters under an orderly plan to transfer the functions, personnel and equipment to Landover by March 31, 1998. The consolidation of East operating activities at its Landover, Maryland headquarters facility is an economic measure taken by the Company to more effectively utilize its resources throughout its licensed territories and is not intended to result in any significant reduction in personnel or installation capabilities. This transfer of functions, personnel and equipment was substantially completed by March 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$681,876 (-$0.16 per share) on sales of $4.1 million for the third quarter of fiscal 1998 ended March 31, 1998, cumulating over the first nine months of fiscal 1998 to a net loss of -$116,850 (-$0.03 per share) on sales of $18.8 million. In the previous year, the Company had a net loss of -$500,181 (-$0.11 per share) on sales of $6.3 million for the third quarter and a net loss of -$586,805 (-$0.13 per share) on sales of $18.2 million for the first nine months. The Company attributed its unfavorable current third quarter results to a 34% decrease in comparable period sales, despite normal margins, experienced principally by the Company and its wholly-owned subsidiaries (collectively, "East") and to significantly reduced margins on work performed by MIDSOUTH Partners during the quarter, despite reasonably normal sales volume levels experienced by such majority-controlled subsidiary. Improved comparable period nine month results are primarily due to significant period revenues recognized in connection with the execution of the installation phase of the year-long $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter of fiscal 1998.

     While the Company's superior first quarter results were representative of the significant leveraging effect to positive earnings of increases in period sales at normal margins, losses incurred in the second and third quarters are conversely representative of the result of depressed sales volume despite normal margin levels. With respect to forward-looking information, and while there can be no assurances regarding future operating performance, the Company currently believes that present overall decreases in total marketplace orders in East's territory are likely to produce negative results in the fourth quarter of fiscal 1998 and perhaps into fiscal 1999. Although this trend could continue further into fiscal 1999, analysis of longer term data indicates that the fiscal 1998 decline in total East marketplace orders is a factor that tends to average out over running three-year periods. Indeed, total marketplace orders in fiscal 1997 were abnormally high. Thus, while selective cost saving actions have been taken during this period of reduced sales, in anticipation of a reversal of this trend during fiscal 1999, the Company has not undertaken drastic cost reduction measures that would either reduce future productive capacity, erode operations support capabilities or impair the Company's ability to execute the complex requirements of specialized work such as the Perry Nuclear project. In addition, while the Company remains unable to predict the likelihood or timing of further favorable, non-core, specialized work such as the large Perry Nuclear project, building upon both the Company's success and its preeminent capability in this area will continue as a strong focus in future business development.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $26.2 million at March 31, 1998 as compared to $19.3 million at March 31, 1997. The twelve-month backlog at March 31, 1998 was approximately $11.5 million as compared to $17.9 million at March 31, 1997. The total backlog value of all uncompleted and multi-year contracts at March 31, 1998 and 1997 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company in this segment from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the Company's overall margin performance. Conversely, in "best value" and quality based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to increasingly shift from low bid to quality-driven award criteria when procuring trenchless technology to rehabilitate older pipelines.


Results of Operations


Three Months Ended March 31, 1998 Compared with Three Months Ended
March 31, 1997

     The Company recognized a consolidated net loss of -$681,876 (-$0.16 per share) on sales of $4.15 million for the third quarter of fiscal 1998 ended March 31, 1998, as compared to a net loss of -$500,181 (-$0.11 per share) on sales of $6.27 million for the third quarter of fiscal 1997 ended March 31, 1997. The Company attributed its unfavorable third quarter results primarily to a 34% decrease in comparable period sales during the quarter.

     Sales decreased $2.12 million (34%) from $6.27 million for the three months ended March 31, 1997 to $4.15 million for the three months ended March 31, 1998. Comparable period sales for East decreased 46%. Comparable period sales for MIDSOUTH Partners decreased 2%.

     Cost of sales decreased 22% in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 7% of sales for the third quarter of fiscal 1997 to a gross profit (loss) of -9% of sales for the third quarter of fiscal 1998. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over significantly reduced sales during the third quarter of fiscal 1998. To a lesser extent, improved comparable period margins for East work were offset by reduced margins for work performed by MIDSOUTH Partners. Improved East margins were due primarily to sales mix as third quarter fiscal 1997 work performed by East included increased low margin subcontracted services and increased discounted sales. Reduced margins on work performed by MIDSOUTH Partners were due primarily to both discounted sales and performance inefficiencies.

     Selling, general and administrative expenses decreased $267,770 (21%) for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, primarily as a result of decreased costs to support decreased production activities during the three months ended March 31, 1998.

Nine Months Ended March 31, 1998 Compared with Nine Months Ended March 31, 1997

     The Company recognized a consolidated net loss of -$116,850 (-$0.03 per share) from sales of $18.8 million for the first nine months of fiscal 1998 ended March 31, 1998 as compared to a net loss of -$586,805 (-$0.13 per share) from sales of $18.2 million for the first nine months of fiscal 1997 ended March 31, 1997. The Company attributed its favorable comparable period nine month results primarily to the execution of the installation phase of the $4.7 million Perry Nuclear Power Plant project, substantially completed during the first quarter of fiscal 1998.

     Sales increased $0.6 million (3%) from $18.2 million for the nine months ended March 31, 1997 to $18.8 million for the nine months ended March 31, 1998. Comparable period sales for East increased 6%. Comparable period sales for MIDSOUTH Partners decreased 3%.

     Cost of sales increased 5% for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. As a result, gross profit as a percentage of sales decreased from 15% of sales for the first nine months of fiscal 1997 to 13% of sales for the first nine months of fiscal 1998. The decrease in gross profit as a percentage of sales is due primarily to reduced margins on work performed by MIDSOUTH Partners during the first nine months of fiscal 1998 more than offsetting improved margins recognized by East. Improved East margins are primarily due to completion of the Perry Nuclear project. Reduced margins for MIDSOUH Partners are due primarily to both discounted sales and performance inefficiencies.

     Selling, general and administrative expenses decreased $337,071 (9%) during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, primarily as a result of reduced legal expenses and lower costs to support reduced production activities during second and third quarters of fiscal 1998. Additional legal costs were incurred during fiscal 1997 in connection with the Inliner U.S.A. / CAT Contracting Antitrust lawsuit.

Financial Condition

     During the nine months ended March 31, 1998, $107,699 in cash was provided by the Company's operating activities, due in part to cash provided from a $976,966 decrease in Accounts Receivable plus $1,602,142 in depreciation and amortization expenses included in operating results that did not require the outlay of cash more than offsetting cash used to fund a $620,533 increase in Other Current Assets and a $1,133,420 decrease in Payables and Accruals. During the first nine months of fiscal 1998, the Company received and repaid $1.8 million in bank line of credit advances and received and repaid $2.6 million in line of credit advances from CERBCO, Inc. These line of credit borrowings were required to finance increases in Accounts Receivable balances resulting primarily from increased first quarter fiscal 1998 sales and, to a lesser extent, collection delays on several completed projects during the first six months of the fiscal year.

     During  the  first  nine  months  of  fiscal  1998,  the  Company  expended
$1,101,911 for equipment purchases and other capital improvements and paid $261,412 in dividends to shareholders. Although the Company experienced a $1.3 million decrease in cash during the first nine months of fiscal 1998, the Company's financial liquidity remained strong with working capital of $7.3 million and a current ratio of 4.2 at March 31, 1998.

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

     The Company believes it has strong defenses to, and is vigorously contesting, the suit. The Company filed two motions to dismiss the action during the fiscal year ended June 30, 1997. In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of Plaintiffs' claims and ordered Plaintiffs to replead remaining potential claims. The Plaintiffs filed a motion for leave to file a Second Amended Complaint on September 29, 1997. The Defendants each filed responses to the Plaintiffs' motion. On January 30, 1998, the Court by order denied Plaintiffs' motion to file a second amended complaint because the proposed amended complaint failed to comply in a number of material respects with the Court's August 25, 1997 order. Plaintiffs were granted twenty days from receipt of the Court's January 30, 1998 order to file a third amended complaint which complied with the Court's previous order or face dismissal of the case outright for failure to prosecute its alleged claims.

     On February 24, 1998, the Plaintiffs filed a motion for leave to file a Third Amended Complaint. The Company filed an opposition to the Plaintiffs' motion asserting that the proposed Third Amended Complaint failed to comply with the Court's August 25, 1997 and January 30, 1998 orders. The Court has not yet taken action with respect to this motion.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date  May 13, 1998                                       /s/ Robert W.  Erikson
      ------------                                       ----------------------
                                                         Robert W. Erikson
                                                         President



Date  May 13, 1998                                       /s/ Raymond T.  Verrey
      ------------                                       ----------------------
                                                         Raymond T. Verrey
                                                         Chief Financial Officer