Form 10-K
period 1998-06-30
INSITUFORM EAST INC
filed 1998-09-25
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934                                                [FEE REQUIRED]
                                                                 ------------
For the fiscal year ended:                                      June 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                                                [NO FEE REQUIRED]
                                                                ---------------
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

                                                     Yes X     No
                                                         -        -
The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 8, 1998, was $6,743,761.

As of September 8, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                  Common Stock               4,059,266
                  Class B Common Stock         297,596
                  Total                      4,356,862

                  Documents Incorporated by Reference:

                                 None

Total number of pages of this report: 37   Index to Exhibits located at page: 33

                                                  TABLE OF CONTENTS

PART I                                                                      Page

Item 1. Business                                                              3

Item 2. Properties                                                            8

Item 3. Legal Proceedings                                                     9

Item 4. Submission of Matters to a Vote of Security Holders                   9

PART II

Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters                                               10

Item 6. Selected Financial Data                                              11

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             12

Item 8.  Financial Statements and Supplementary Data                         15

Item 9   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                             15

PART III

Item 10. Directors and Executive Officers of the Registrant                  33

Item 11. Executive Compensation                                              33

Item 12. Security Ownership of Certain Beneficial Owners and Management      33

Item 13. Certain Relationships and Related Transactions                      33

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K     33


                           CONSOLIDATED
                      STATEMENTS OF OPERATIONS
                        AND BALANCE SHEETS

                        Pages 17 and 18

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

         In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory. In March 1998, the Company closed its Ohio branch facility and completed an orderly plan to transfer the functions, personnel and equipment to the Company's Landover, Maryland headquarters facility.

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

         For financial reporting purposes for the fiscal years ended June 30, 1998, 1997 and 1996, the Company has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in Midsouth Partners using the equity method.

(b)      Financial Information about Industry Segments

         Financial information about the Company's industry segments is presented below. During the year ended June 30, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). In accordance with the provisions of SFAS No. 131, the Company has determined that its operating activities consist of two operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and, (ii) its majority-controlled subsidiary partnership, Midsouth Partners. For additional information relating to segment reporting, see
Part II, Item 8, "Notes to Consolidated Financial Statements - Note 14: Segment Reporting Information" included elsewhere in this report.


                             Financial Information about
                          the Company's Operating Segments

                                                                         Fiscal Years Ended June 30,
                                                                 ---------------------------------------------
        (In thousands)                                                      1998          1997           1996
                                                                 ---------------------------------------------

        SALES TO UNAFFILIATED CUSTOMERS:
           Insituform East, Incorporated and
             wholly-owned subsidiaries
             (collectively, "East")                                      $17,521       $19,343        $22,088
           Midsouth Partners                                               6,370         7,199          8,383
                                                                         -------       -------        -------
                           TOTAL SALES TO UNAFFILIATED COMPANIES         $23,891       $26,542        $30,471
                                                                         =======       =======        =======


        EARNINGS (LOSS) FROM OPERATIONS
           East                                                          $  (306)      $(1,296)       $ 1,935
           Midsouth Partners                                              (1,593)          384          1,107
                                                                         -------       -------        -------
                           TOTAL EARNINGS (LOSS) FROM OPERATIONS         $(1,899)      $  (912)       $ 3,042
                                                                         =======       =======        =======

        NET EARNINGS (LOSS) CONTRIBUTION
           East                                                          $   131       $  (632)       $ 1,382
           Midsouth Partners (net of non-owned interests)                   (463)           88            297
                                                                         -------       -------        -------
                                             NET EARNINGS (LOSS)         $  (332)      $  (544)       $ 1,679
                                                                         =======       =======        =======

        ASSETS
           East                                                          $16,528       $18,001        $18,444
           Midsouth Partners                                               4,424         5,064          4,745
                                                                         -------       -------        -------
                                                    TOTAL ASSETS         $20,952       $23,065        $23,189
                                                                         =======       =======        =======


(c)      Narrative Description of Business

         The Company is primarily engaged in the business of rehabilitating underground sewers and other conduits -- including waste water, storm water, and industrial process pipelines -- using the patented Insituform(R) process. The Insituform process utilizes a polyester fiber-felt material, the Insitutube(R) material, coated with polyethylene and impregnated with a liquid, thermosetting resin. The Insitutube material is inserted in the pipe through an existing manhole or other access point. By use of an inversion tube and cold water pressure, the Insitutube material is forced through the pipeline, turned inside out and pressed firmly against the inner wall of the damaged pipeline. When the Insitutube material is fully extended, the cold water within the tube is recirculated through a boiler in a truck. The heated water cures the thermosetting resin to form a hard, jointless, impact and corrosion resistant Insitupipe(R) product within the original pipe. Lateral or side connections are then reopened by use of the Insitucutter(R) device, a remote-controlled cutting machine.

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

         On May 1, 1987, Midsouth Partners entered into supply agreements with ITI whereby Midsouth Partners committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. The Midsouth Partners continuing Insitutube supply agreement presently extends through April 30, 1999.

         On December 29, 1997, East entered into a revised supply agreement with ITI whereby East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents, trademarks and know-how related to the Insituform process are derived from its licensor, ITI. There are presently 61 United States patents which cover various aspects of the Insituform process and related installation techniques. The last patent to expire will remain in effect until 2016. Two initial method patents relating to the Insituform process (one of which covers material aspects of the inversion process) expired in 1994. A patent relating to the Insitutube material will expire in May 2001 and a primary method patent relating to the Insitutube saturation process expires in February 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue. During the year ended June 30, 1997, Federal Government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues. During the year ended June 30, 1996, Federal Government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues.

SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. However, the Company believes that ITI is presently the sole source of proprietary Insitutube material and, therefore, the Company is presently dependent upon ITI for its supply of Insitutube(R) material. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $24.9 million at June 30, 1998 as compared to $24.4 million at June 30, 1997. The twelve-month backlog at June 30, 1998 was approximately $10.7 million as compared to $16.1 million at June 30, 1997. The total backlog value of all uncompleted and multi-year contracts at June 30, 1998 and 1997 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the cured-in-place Insituform process over modified sliplining techniques due to the quality and longevity of the Insitupipe product, the proven performance record of the
Company's Insituform process installations over the past twenty years, and the broader range of design alternatives available with the Insituform process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a technologically inferior modified sliplining technique to cured-in-place technology.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company in this segment from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the Company's overall margin performance. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities are also expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes six sales representatives assigned to serve the Company's municipal, Federal Government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of the Insituform process.

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

EMPLOYEES

         At June 30, 1998, the Company employed 169 full-time personnel, including 47 full-time personnel employed in the Company's Midsouth Partners operating segment.

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

         The Company leases a 15,000 square foot facility in Knoxville, Tennessee to serve Midsouth Partners customers in Tennessee, Kentucky and northern Mississippi.

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

         In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of Plaintiffs' claims and ordered Plaintiffs to replead remaining potential claims. On January 30, 1998, the Court by order denied Plaintiffs' motion to file a second amended complaint and granted Plaintiffs twenty days to file a third amended complaint. On June 18, 1998, the Court by order granted Plaintiffs' motion for leave to file a third amended complaint and denied Defendants' motion to dismiss. On June 23, 1998, the Court ordered this action dismissed without prejudice, pursuant to a notice of dismissal initiated by Plaintiffs prior to receipt of the Court's June 18, 1998 order.

         On  June  30,  1998,   Inliner  U.S.A.   and  CAT   Contracting,   Inc.
(collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI"), Insituform East, Inc. and Insituform Gulf South, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc. and the Company of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the Third Amended Complaint of the previously dismissed litigation.

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. On August 17, 1998, the Company filed its answer denying plaintiffs' claims and a motion to dismiss this action. The Court has not yet taken action with respect to this motion.

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

         The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 1998 as reported by NASDAQ:

                                                  Bid Prices* For Common Stock
                                     ---------------------------------------------------------

                                     Quarter Ended                      High           Low
                                     -------------                      ----           ---
                                       1996
                                           September 30                $3.38         $2.75
                                           December 31                 $3.50         $2.50

                                       1997
                                           March 31                    $3.63         $2.63
                                           June 30                     $3.25         $2.50
                                           September 30                $2.88         $2.38
                                           December 31                 $3.50         $2.13

                                       1998
                                           March 31                    $3.00         $2.25
                                           June 30                     $2.56         $2.19

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

(b)       Holders

         As of September 8, 1998, there were 665 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividend Policy

         The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during fiscal 1998, primarily as a result of negative operating results experienced during the fiscal years ended June 30, 1998 and 1997.

         On June 19, 1997 and June 10, 1996, the Company declared cash dividends of six cents per share on its shares of Common Stock and six cents per share on its shares of Class B Common Stock to its shareholders of record at the close of business on June 30, 1997 and 1996, payable July 15, 1997 and 1996, respectively.

         The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that declaration of any future dividends will be considered on an annual basis. In addition, it is expected that any future cash dividends would have a record date of June 30th and a payment date of July 15th.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.


(in thousands, except per share and return on equity amounts)

                                                                       Years Ended June 30,
                                                   --------------------------------------------------------------
                                                         1998         1997         1996        1995        1994
                                                         ----         ----         ----        ----        ----
SUMMARY OF OPERATIONS:
Sales                                                  $23,891      $26,542      $30,471     $21,594     $14,804
Gross Profit                                           $ 2,700      $ 4,119      $ 8,182     $ 6,578     $ 3,327
Earnings (loss) before income taxes                    $  (545)     $  (888)     $ 2,753     $ 3,496     $   243
Net earnings (loss)                                    $  (332)     $  (544)     $ 1,679     $ 2,120     $   147
Net earnings (loss) per share                          $ (0.08)     $ (0.12)     $  0.38     $  0.48     $  0.03
Weighted average number of shares                        4,357        4,357        4,420       4,377       4,360
Dividends declared per share:
     Common Stock                                      $     0      $  0.06      $  0.06     $  0.06     $  0.05

     Class B Common Stock                              $     0      $  0.06      $  0.06     $  0.06     $  0.05

FINANCIAL POSITION:
Working capital                                        $ 6,952      $ 7,641      $ 8,709     $ 5,412     $ 4,541
Total assets                                           $20,952      $23,065      $23,189     $19,480     $16,796
Long-term debt                                         $   105      $   139      $   113     $     0     $     0
Stockholders' equity                                   $15,402      $15,734      $16,539     $15,122     $13,263
Book value per share                                   $  3.53      $  3.61      $  3.79     $  3.47     $  3.05

OTHER:
Average stockholders' equity
     [Weighted average equity during the               $15,734      $16,531      $15,107     $13,247     $13,322
      year exclusive of current earnings (loss)]
Return on equity
     [Net earnings (loss) divided by average             (2.1%)       (3.3%)       11.1%       16.0%        1.1%
      stockholders' equity as defined above]



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$331,907 (-$0.08 per share) on sales of $23.9 million for the fiscal year ended June 30, 1998. In the previous year, the Company reported a consolidated net loss of -$543,646 (-$0.12 per share) on sales of $26.5 million. The Company attributed reduced losses in fiscal 1998 to the extraordinary positive first quarter results stemming from completion of the installation phase of a year-long $4.7 million Perry Nuclear Power Plant project, substantially concluded during the first quarter of fiscal 1998. The operations of the Company and its wholly-owned subsidiaries (collectively, "East") produced positive fiscal 1998 operating results as the favorable impact of the Perry Nuclear project during the first quarter more than offset the impact of reduced sales volume for East during the rest of the year. However, the impact of significantly reduced margins experienced by Midsouth Partners during the year produced contributory losses from this majority-controlled consolidated subsidiary that more than offset the modest favorable results otherwise recognized by East. See Part I, Item 1(b), "Financial Information about Industry Segments."

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates positive operating results for the first quarter of fiscal 1999. A combination of additional sales at normal margins and increased production levels will be required to sustain positive operating results through the remainder of fiscal 1999.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company in this segment from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the Company`s overall margin performance. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying when evaluating sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations:

Key Statistics:                                                     1998             1997             1996
                                                                    ----             ----             ----
        Sales (100%)                                            $23,891,215       $26,541,542      $30,470,867
        Gross profit                                                11%               16%              27%
        Selling, general and administrative expenses                19%               19%              17%
        Net earnings (loss)                                         (1%)              (2%)              6%

        The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using the patented Insituform(R) process. Although the Company does rehabilitate pipelines using the NuPipe(R) process, does custom design and build special machinery and does perform manhole rehabilitation and pipeline cleaning and television inspection services exclusive of the Insituform process, over 89% of the Company's revenues for the years ended June 30, 1998, 1997 and 1996 came from contracts with customers to rehabilitate existing pipelines using the Insituform process.

        The consolidated results of operations include the accounts of the Company and its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners.

        Consolidated sales decreased $2.65 million (10%) from $26.54 million in fiscal 1997 to $23.89 million in fiscal 1998 primarily as a result of reduced workable backlog levels experienced during the last three quarters of fiscal 1998. East sales decreased 9% in fiscal 1998; Midsouth Partners sales decreased 12%.

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

        The Company's gross profit as a percentage of sales revenues was 11%, 16% and 27% for fiscal 1998, 1997, and 1996, respectively. The decrease in fiscal 1998 gross profit margin as compared to fiscal 1997 is due primarily to reduced margins on work performed by Midsouth Partners more than offsetting improved margins recognized by East. Improved East margins are due in part to completion of the Perry Nuclear project and a mix of work that included a reduced volume of discounted work and work subcontracted to others in fiscal 1998. Reduced margins for Midsouth Partners are principally due to the combination of discounted sales and substantial cost overruns on two significant projects. The decrease in fiscal 1997 gross profit margin as compared to fiscal 1996 is primarily a result of both sales mix and absorption of semi-fixed operating costs over reduced sales levels. With respect to sales mix, dilution to normal overall margin levels in fiscal 1997 was occasioned by increases in subcontracted services, in modified sliplining installations and in certain discounted work undertaken for strategic reasons.

        Selling, general and administrative expenses decreased $431,495 (9%) in fiscal 1998 as compared to fiscal 1997, primarily as a result of reduced legal expenses and lower costs to support reduced production activities during fiscal 1998. Additional legal costs were incurred during fiscal 1997 in connection with the Inliner U.S.A. / CAT Contracting antitrust lawsuit.

        Selling, general and administrative expenses decreased $109,970 (2%) in fiscal 1997 as compared to fiscal 1996. However, primarily as a result of reduced comparable period sales levels, selling, general and administrative expenses as a percentage of sales increased from 17% in fiscal 1996 to 19% in fiscal 1997.

Liquidity and Capital Resources

     Key Statistics                                              1998             1997              1996
                                                                 ----             ----              ----
         Working Capital                                     $6,952,085       $7,640,675        $8,708,601
         Current Ratio                                         3.5 to 1         3.1 to 1          3.6 to 1
         Cash provided from Operations                       $1,365,245       $  726,322        $3,876,283
         Capital Expenditures                                $1,695,586       $2,450,846        $2,056,459


         During the fiscal year ended June 30, 1998, $1,365,245 in cash was provided by the Company's operating activities, due primarily to $2.1 million in depreciation and amortization and a $1.5 million decrease in receivables which more than offset the Company's net loss for the year, a $0.8 million decrease in payables and accruals and $1 million in pretax losses of Midsouth Partners attributable to non-owned interests. The Company's working capital position remains strong with working capital of $6.95 million and a current ratio of 3.5 to 1 at June 30, 1998.

         Capital expenditures during fiscal 1998, 1997, and 1996 included purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities and purchases of vehicles and production equipment to replace aging units.

         During fiscal 1997 and 1996, the Company declared cash dividends of $261,412, $0.06 per share, to its Common Stock and Class B Common Stock shareholders. During fiscal 1998, Midsouth Partners received capital contributions of $276,000 and loans of $250,000 from non-owned interests. During fiscal 1997 and 1996, Midsouth Partners paid cash distributions of $101,200 and $368,000, respectively, to non-owned interests.

         The Company maintains a $3,000,000 unsecured bank line of credit and a $3,000,000 unsecured intercompany line of credit with CERBCO, Inc. to meet the Company's short-term cash flow requirements. The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available lines of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance the cash requirements of future capital expenditures.

Year 2000 Issues

         The inability of present computerized systems to process dates beyond December 31, 1999 and the potential impact on businesses and governments in the future are generally referred to as "Year 2000 Issues."

         The Company has implemented plans to address Year 2000 issues. Primary areas of focus include the Company's information technology systems, the Company's non-information technology systems, the Year 2000 readiness of the Company's vendors and suppliers and the Year 2000 readiness of the Company's major customers. Because the Company's primary products and services neither include nor rely upon computerized components, the Company believes that there are no additional contingencies associated with actual or implied warranties related to its products and services resulting from Year 2000 issues.

         With respect to the Company's information technology systems, the Company's primary accounting and information processing system is Year 2000 compliant and will recognize years 2000 through 2029 in the proper century. The Company's preliminary assessment of supporting information systems is that these systems either are Year 2000 compliant, can be modified to become Year 2000 compliant, or should not have a significant impact on either the primary accounting and information system or the Company's operating activities should non-compliant systems not be properly modified.

         With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues are identified, implementation plans are developed and executed. The Company has initiated plans for corrective action for its office telephone system and headquarters facility security system, two systems that are not presently Year 2000 compliant.

         With respect to the company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 compliant or expect to be Year 2000 compliant by December 31, 1999. Prior to December 31, 1998, the Company plans to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and develop a plan to monitor and assess Year 2000 readiness from respondents not as yet Year 2000 compliant.

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide materials critical to the Company's operations, or with sufficient electrical power or other utilities, or if transportation of the Company's personnel and equipment is seriously impeded; any such failure could have a material adverse effect on the operational performance and financial condition of the Company.

         In addition, if major municipal, industrial or Federal government customers are seriously affected, directly or indirectly, by Year 2000 issues such that pipeline rehabilitation programs are delayed or abandoned, this too could have a material adverse effect on the operational performance and financial condition of the Company.

         The Company has not yet established a contingency plan, but intends to formulate one prior to June 30, 1999, based primarily on potential actions that would be required if key vendors or customers are unable to address and resolve Year 2000 Issues that would directly or indirectly impact the Company's ability to conduct normal business operations in the year 2000 and beyond.

Item 8.  Financial Statements and Supplementary Data

         See  financial  statements  and  supplementary   financial  information
following Item 9 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
1900 M Street, NW
Washington, DC  20036



September 22, 1998










                                  INSITUFORM EAST, INCORPORATED
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended June 30,
                                                ---------------------------------------------------
                                                      1998             1997             1996
                                                ---------------------------------------------------

Sales                                               $23,891,215      $26,541,542      $30,470,867
                                                    -----------      -----------      -----------

Costs and Expenses:
     Cost of sales                                   21,190,803       22,422,831       22,288,437
     Selling, general and administrative              4,598,952        5,030,447        5,140,417
                                                    -----------      -----------      -----------
          Total Costs and Expenses                   25,789,755       27,453,278       27,428,854
                                                    -----------      -----------      -----------

Earnings (Loss) from Operations                      (1,898,540)        (911,736)       3,042,013

Investment Income                                        71,199          132,643          135,429
Interest Expense                                        (77,203)         (39,871)         (16,719)
Other Income                                            333,235          127,647          250,656
                                                    -----------      -----------      -----------

Earnings (Loss) Before Income Taxes
   and Non-owned Interests                           (1,571,309)        (691,317)       3,411,379

Non-owned Interests in Pretax Loss
   (Earnings) of Midsouth Partners                    1,026,402         (196,329)        (658,822)
                                                    -----------      -----------      -----------

Earnings (Loss) Before Income Taxes                    (544,907)        (887,646)       2,752,557

Credit (Provision) for Income Taxes                     213,000          344,000       (1,074,000)
                                                    -----------      -----------      -----------

Net Earnings (Loss)                                 $  (331,907)     $  (543,646)     $ 1,678,557
                                                    ===========      ===========      ===========

Basic Earnings (Loss) Per Share                     $     (0.08)     $     (0.12)     $      0.39
                                                    ===========      ===========      ===========

Diluted Earnings (Loss) Per Share                   $     (0.08)     $     (0.12)     $      0.38
                                                    ===========      ===========      ===========





See notes to consolidated financial statements

                                     INSITUFORM EAST, INCORPORATED
                                      CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                             -------------------------------------------
                                                                        1998               1997
                                                             -------------------------------------------
                                             ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 2,148,511           $ 2,071,852
     Accounts receivable:
        Due from customers                                             5,134,644             6,479,230
        Other                                                             45,378               202,897
     Inventories                                                       1,381,861             1,538,017
     Prepaid and refundable income taxes                                 671,565               765,580
     Prepaid expenses                                                    401,659               251,572
                                                                     -----------           -----------
        Total Current Assets                                           9,783,618            11,309,148
Property, Plant and Equipment, at cost less
    accumulated depreciation                                          11,108,691            11,670,061
Other Assets                                                              60,000                86,000
                                                                     -----------           -----------
     Total Assets                                                    $20,952,309           $23,065,209
                                                                     ===========           ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Partner Loans to Midsouth Partners                              $   250,000           $         0
     Accounts payable                                                  1,120,910             1,486,841
     Accrued compensation and related expenses                         1,398,806             1,876,988
     Income taxes payable                                                 27,196                14,724
     Dividends payable                                                         0               261,412
     Current portion of capital lease obligations                         34,621                28,508
                                                                     -----------           -----------
        Total Current Liabilities                                      2,831,533             3,668,473
Deferred Income Taxes                                                    915,000             1,074,000
Long Term Capital Lease Obligations                                      104,829               139,480
                                                                     -----------           -----------
     Total Liabilities                                                 3,851,362             4,881,953
                                                                     -----------           -----------

Non-owned Interests in Consolidated Subsidiary                         1,699,060             2,449,462
                                                                     -----------           -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value: 10,000,000 shares                      175,486               175,486
      authorized; 4,387,163 shares issued; 4,059,266
      shares outstanding
   Class B common stock - $.04 par value: 800,000                         11,904                11,904
      shares authorized; 297,596 shares issued and
      outstanding
   Additional paid-in capital                                          4,000,424             4,000,424
   Retained earnings                                                  12,403,686            12,735,593
                                                                     -----------           -----------
                                                                      16,591,500            16,923,407

   Less cost of 327,897 shares of common stock in                      1,189,613             1,189,613
                                                                     -----------           -----------
      treasury
     Total Stockholders' Equity                                       15,401,887            15,733,794
                                                                     -----------           -----------
     Total Liabilities and Stockholders' Equity                      $20,952,309           $23,065,209
                                                                     ===========           ===========

See notes to consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JUNE 30, 1998, 1997and 1996

                          $.04 Par Value    $.04 Par Value     Additional        Retained     Common Stock in       Total
                           Common Stock     Class B Common  Paid-in Capital      Earnings         Treasury      Stockholders'
                                                Stock                                                               Equity
                         -------------------------------------------------------------------------------------------------------

Balance - July 1, 1995            $175,486          $11,904       $4,000,424      $12,123,506     $(1,189,613)      $15,121,707
  Dividends declared                     0                0                0         (261,412)              0          (261,412)
  Net earnings for the                   0                0                0        1,678,557               0         1,678,557
year
                         -------------------------------------------------------------------------------------------------------

Balance - June 30, 1996            175,486           11,904        4,000,424       13,540,651      (1,189,613)       16,538,852
  Dividends declared                     0                0                0         (261,412)              0          (261,412)
  Net loss for the year                  0                0                0         (543,646)              0          (543,646)
                         -------------------------------------------------------------------------------------------------------

Balance - June 30, 1997            175,486           11,904        4,000,424       12,735,593      (1,189,613)       15,733,794
  Net loss for the year                  0                0                0         (331,907)              0          (331,907)
                         -------------------------------------------------------------------------------------------------------

Balance - June 30, 1998           $175,486          $11,904       $4,000,424      $12,403,686     $(1,189,613)      $15,401,887
                         =======================================================================================================







See notes to consolidated financial statements.

                                            INSITUFORM EAST, INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30,
                                                                       -----------------------------------------------
                                                                              1998            1997           1996
                                                                       -----------------------------------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                     $  (331,907)    $ (543,646)      $1,678,557
   Adjustments for noncash items included in net earnings
   (loss):
     Depreciation and amortization                                           2,112,006      1,853,294        1,633,358
     Deferred income taxes                                                    (159,000)       256,000         (167,000)
     Non-owned interests in earnings (loss) of consolidated
         subsidiary                                                         (1,026,402)       196,329          658,822
   Changes in assets and liabilities, net of effect of
         consolidation of majority-controlled Partnership in 1996:
     Receivables                                                             1,502,105       (296,041)         566,218
     Inventories                                                               156,156       (378,485)         383,408
     Other current assets                                                      (56,072)      (671,815)         (22,784)
     Payables and accruals                                                    (831,641)       310,686         (854,296)
                                                                           -----------     ----------       ----------
Net cash provided by operating activities                                    1,365,245        726,322        3,876,283
                                                                           -----------     ----------       ----------

Cash Flows from Investing Activities:
   Capital expenditures                                                     (1,695,586)    (2,450,846)      (2,056,459)
   Capital contributions to Midsouth Partners by non-owned
     interests                                                                 276,000              0                0
   Cash distributions from Midsouth Partners to non-owned
     interests                                                                       0       (101,200)        (368,000)
   Disposal of equipment, net                                                  170,950         15,350           28,387
   Cash balance of majority-controlled Partnership prior to                          0              0          241,094
     consolidation
   Increase in other assets                                                          0              0          (13,000)
                                                                           -----------     ----------       ----------
Net cash used in investing activities                                       (1,248,636)    (2,536,696)      (2,167,978)
                                                                           -----------     ----------       ----------

Cash Flows from Financing Activities:
   Dividends paid                                                             (261,412)      (261,412)        (261,412)
   Proceeds from bank line of credit advances                                1,800,000        800,000                0
   Repayment of line of credit advances to bank                             (1,800,000)      (800,000)               0
   Proceeds from line of credit advances from CERBCO, Inc.                   2,600,000              0                0
   Repayment of line of credit advances to CERBCO, Inc.                     (2,600,000)             0                0
   Loans to Midsouth Partners from non-owned interests                         250,000              0                0
   Principal payments under capital lease obligations                          (28,538)       (39,446)         (55,567)
                                                                           -----------     ----------       ----------
Net cash used in financing activities                                          (39,950)      (300,858)        (316,979)
                                                                           -----------     ----------       ----------

Net increase (decrease) in cash and cash equivalents                            76,659     (2,111,232)       1,391,326
Cash and cash equivalents at beginning of year                               2,071,852      4,183,084        2,791,758
                                                                           -----------     ----------       ----------
Cash and cash equivalents at end of year                                    $2,148,511     $2,071,852       $4,183,084
                                                                           ===========     ==========       ==========

Supplemental disclosure of cash flow information:
     Interest paid                                                          $   77,203     $   39,871       $   16,719

     Income taxes paid (refunded)                                            ($160,487)    $  404,066       $1,443,162

Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations                $        0     $   58,543       $  133,088


See notes to consolidated financial statements

                                           INSITUFORM EAST, INCORPORATED
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED JUNE 30, 1998, 1997, AND 1996

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

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Try Tek Machine Works, Inc. and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements also include the accounts of Midsouth Partners, the Company's majority-controlled subsidiary Partnership. All significant intercompany accounts and transactions have been eliminated.

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

2.       Accounts Receivable

         Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $-0- both at June 30, 1998 and at June 30, 1997. Other accounts receivable includes expense advances to officers and employees of $20,206 and $13,607 at June 30, 1998 and 1997, respectively.

3.       Investment in Midsouth Partners

         Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, in December 1985 with the Company as a general partner. Midsouth Partners is the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi. The Partnership's general partners at June 30, 1998 are Insitu, Inc., a wholly-owned subsidiary of the Company; E-Midsouth, Inc., an affiliate of Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., also an affiliate of ITI.

         Management and conduct of the business of Midsouth Partners is vested in a Management Committee. At June 30, 1998, the seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, one disputed and one undisputed E-Midsouth, Inc. representative and one Insituform Southwest, Inc. representative. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of one E-Midsouth, Inc. representative.

         Partnership profits and losses are allocated to the partners as follows:

         Insitu, Inc.                              42.5%
         E-Midsouth, Inc.                          42.5%
         Insituform Southwest, Inc.                15.0%

         The Company and Insituform Southeast Corp., both affiliates of general partners, have each unconditionally committed to advance funds to Midsouth Partners, up to a maximum of $250,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments currently extend through December 31, 1998.

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                           June 30,
                                                --------------------------------
                                                      1998              1997
                                                      ----              ----

Land and improvements                              $ 2,018,587       $ 2,018,587
Buildings and improvements                           5,579,498         5,566,697
Vehicles and production equipment                   11,853,458        11,406,621
Small tools, radios and machine shop equipment       4,545,414         4,658,431
Office furniture and equipment                       1,122,254         1,037,975
Leasehold improvements                                  94,500           147,032
                                                   -----------      ------------
                                                    25,213,711        24,835,343
Less accumulated depreciation                       14,105,020        13,165,282
                                                   -----------      ------------
Property, plant and equipment, at cost less
     accumulated depreciation                      $11,108,691       $11,670,061
                                                   ===========       ===========


         The Company incurred repair and maintenance costs of $742,308, $984,060 and $1,021,845 for the years ended June 30, 1998, 1997, and 1996, respectively.

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

         The Company has established a $3,000,000 Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate. This facility is available for an indefinite period.

6.       Leases

         Midsouth Partners leases mobile production equipment from an unrelated party. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 1998 is $107,887. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 1998 is as follows:

         Minimum lease payments:

            Year Ending June 30,
                    1999                                                  61,080
                    2000                                                  61,080
                    2001                                                  39,000
                    2002                                                  34,125
                    2003                                                   6,500
                                                                        --------
          Total minimum lease payments                                   201,785
          Less amount representing interest                               62,335
                                                                        --------
          Present value of minimum lease payments                        139,450
          Less current portion                                            34,621
                                                                        --------
          Long-term capital lease obligations                           $104,829
                                                                        ========

         Midsouth Partners leases operations facilities in Nashville and Knoxville, Tennessee. The Company leases equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was $452,292, $499,310 and $361,184 for the years ended June 30, 1998, 1997 and 1996, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $46,796 and $3,472 on noncancelable operating leases during the years ending June 30, 1999 and 2000, respectively.

7.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income taxes included in the consolidated statements of operations is as follows:

                                                                      Years Ended June 30,
                                                      -----------------------------------------------------
                                                                1998            1997            1996
                                                                ----            ----            ----

        Statutory Federal income tax rate:                       34%             34%             34%
                                                                =====           =====           =====

        Income tax expense (benefit)
           computed at the statutory Federal rate            $(185,265)      $(301,800)      $  935,869
        State income tax expense (benefit),
           net of Federal tax benefit (expense)                (45,776)        (59,398)         116,282
        Non-deductible expenses                                 18,041          17,198           21,849
                                                             ---------       ---------         --------

        Provision (credit) for income taxes                  $(213,000)      $(344,000)      $1,074,000
                                                             =========       =========       ==========

        Effective tax rate                                       39%             39%             39%
                                                                =====           =====           =====

                 The provision (credit) for income taxes consists of the following:

                                                                      Years Ended June 30,
                                                      -----------------------------------------------------
                                                                1998            1997               1996
                                                                ----            ----               ----
        Current
             Federal                                         $  (47,000)     $ (523,000)        $1,082,000
             State                                               (7,000)        (77,000)           159,000
                                                              ---------       ---------          ---------
                                                                (54,000)       (600,000)         1,241,000
                                                              ---------       ---------          ---------
        Deferred
             Federal                                           (139,000)        223,000           (146,000)
             State                                              (20,000)         33,000            (21,000)
                                                              ---------       ---------          ---------
                                                               (159,000)        256,000           (167,000)
                                                              ---------       ---------          ---------

        Total                                                $ (213,000)      $(344,000)        $1,074,000
                                                              =========       =========          =========


                 The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                                          Years Ended June 30,
                                                           -----------------------------------------------
                                                                 1998            1997            1996
                                                                 ----            ----            ----

        Depreciation                                         $   14,000      $   80,000      $   52,000
        Midsouth Partners segment                              (188,000)        (10,000)        (76,000)
        Deferred revenue                                         10,000         201,000        (155,000)
        Deferred compensation                                    12,000         (12,000)          8,000
        Other                                                    (7,000)         (3,000)          4,000
                                                             ----------      ----------      ----------

        Total                                                $ (159,000)     $  256,000      $ (167,000)
                                                             ==========      ==========      ==========


         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following:

                                                                                 Years Ended June 30,
                                                                              --------------------------
                                                                                 1998            1997
                                                                              ----------      ----------
Depreciation                                                                 $ 1,115,000       $ 1,101,000
Midsouth Partners segment                                                       (113,000)           75,000
Deferred revenue                                                                 (51,000)          (61,000)
Deferred compensation                                                            (15,000)          (27,000)
Other                                                                            (21,000)          (14,000)
                                                                             -----------        ----------

Total                                                                        $   915,000        $1,074,000
                                                                             ===========        ==========

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

         The agreements also obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for East for the years ended June 30, 1999 and 1998 have been waived by ITI. Payments of minimum annual royalties for Midsouth Partners for the years ended December 31, 1998, and 1997 have been waived by ITI. During the years ended June 30, 1998, 1997, and 1996, the Company incurred royalty expense of $1,409,696, $1,428,378 and $1,846,932, respectively.

Supply Agreements

         On December 29, 1997, East entered into a supply agreement with ITI whereby East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

         On May 1, 1987, Midsouth Partners entered into supply agreements with ITI whereby Midsouth Partners committed to purchase 90% of its Insitutube material requirements from ITI. The agreements automatically renew annually unless notice of termination is provided by either party six months prior to the end of a renewal period. The Midsouth Partners continuing Insitutube supply agreement presently extends through April 30, 1999.

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

         In an extensive memorandum and order of August 25, 1997, the Court granted a partial dismissal of Plaintiffs' claims and ordered Plaintiffs to replead remaining potential claims. On January 30, 1998, the Court by order denied Plaintiffs' motion to file a second amended complaint and granted Plaintiffs twenty days to file a third amended complaint. On June 18, 1998, the Court by order granted Plaintiffs' motion for leave to file a third amended complaint and denied Defendants' motion to dismiss. On June 23, 1998, the Court ordered this action dismissed without prejudice, pursuant to a notice of dismissal initiated by Plaintiffs prior to receipt of the Court's June 18, 1998 order.

         On  June  30,  1998,   Inliner  U.S.A.   and  CAT   Contracting,   Inc.
(collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI"), Insituform East, Inc. and Insituform Gulf South, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc. and the Company of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the Third Amended Complaint of the previously dismissed litigation.

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. On August 17, 1998, the Company filed its answer denying Plaintiff's claims and a motion to dismiss this action. The court has not yet taken action with respect to this motion.

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

         At June 30, 1998, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

         East and Midsouth Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. During the years ended June 30, 1998, 1997, and 1996, the Company recognized profit sharing expense of $47,739, $276,359 and $263,722, respectively.

11.      Supplemental Executive Retirement Plan

         On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for three of its executive officers who are not otherwise participants in the parent company SERP. The expense for this plan was $17,715 for the fiscal year ended June 30, 1998.

         On July 1, 1998, the Company established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies on the lives of two of the three plan-covered officers. One of the three officers did not qualify for such insurance and, therefore, any premature death of this officer prior to retirement would result in an accelerated recognition by the Company of his unaccrued plan benefits. Assets of the trust are subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

12.      Net Earnings (Loss) Per Share

         Basic  earnings  (loss) per share was computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the years ended June 30, 1998, 1997 and 1996.

         Diluted earnings (loss) per share was computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862, 4,356,862 and 4,419,636, were used in computing diluted earnings
(loss) per share for the years ended June 30, 1998, 1997, and 1996, respectively. Weighted average shares used in computing diluted earnings per share for the year ended June 30, 1996, included 62,774 net shares associated with unexercised dilutive stock options.

13.      Stock Options

         The Company maintains two stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant and are exercisable at the date of the grant.

         On December 1, 1989, the shareholders of the Company adopted the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. If not exercised, the remaining 60,000 option shares granted December 10, 1993 at a per share exercise price of $2.44 will expire December 10, 1998.

         On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. If not exercised, option shares granted under this plan will expire five years from the date of the grant.

         The following summary sets forth the activity under the 1989 and 1994 Board of Directors Plans during the past three years:

                                          1994 Board of Directors            1989 Board of Directors
                                             Stock Option Plan                  Stock Option Plan
                                             -----------------                  -----------------
                                                          Average Price                      Average Price
                                             Shares         Per Share           Shares         Per Share
                                             ------       -------------         ------       -------------
          Outstanding
               July 1, 1995                   105,000              2.63          240,000              5.00
               Granted                        105,000              4.22                0                 0
               Exercised                            0                 0                0                 0
               Expired                              0                 0          (60,000)             5.75
                                              -------                           --------

          Outstanding
               June 30, 1996                  210,000              3.43          240,000              4.75
               Granted                        105,000              2.63                0                 0
               Exercised                            0                 0                0                 0
               Expired                              0                 0          (60,000)             6.63
                                              -------                           --------

          Outstanding
               June 30, 1997                  315,000              3.16          120,000              3.81
               Granted                        105,000              2.47                0                 0
               Exercised                            0                 0                0                 0
               Expired                              0                 0          (60,000)             5.19
                                              --------                          --------

          Outstanding
               June 30, 1998                  420,000             $2.98           60,000             $2.44
                                              =======                           ========

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company is required under SFAS No. 123 to make pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair value-based method of accounting had been applied.

         Summary information for stock options granted during the years ended June 30, 1998, 1997 and 1996 is as follows:

                                                                        Years Ended June 30,
                                                                     --------------------------

                                                                 1998            1997              1996
                                                                 ----            ----              ----

         Date of grant                                        12/12/97         12/13/96          12/08/95
         Option shares granted                                 105,000          105,000           105,000
         Per share exercise price                                $2.47            $2.63             $4.22
         Fair value per option share                             $0.94            $1.78             $2.84

         The fair value of options granted during the years ended June 30, 1998, 1997 and 1996 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                                                         Years Ended June 30,
                                                                      --------------------------

                                                                 1998            1997              1996
                                                                 ----            ----              ----

         Risk-free interest rate                                 4.69%            6.06%             5.56%
         Expected option term                                  5 years          5 years           5 years
         Expected stock price volatility                           38%              86%               86%
         Expected dividend yield                                    1%               1%                1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share for the years ended June 30, 1998, 1997 and 1996 would be as follows:

                                                                        Years Ended June 30,
                                                                     --------------------------
                                                               1998             1997              1996
                                                               ----             ----              ----

Net earnings (loss):
   As reported                                              $(331,907)      $ (543,646)        $1,678,557
   Pro forma                                                $(397,349)      $ (666,872)        $1,481,458
Basic Net earnings (loss) per share:
   As reported                                              $   (0.08)      $    (0.12)        $     0.39
   Pro forma                                                $   (0.09)      $    (0.15)        $     0.34
Diluted Net earnings (loss) per share:
   As reported                                              $   (0.08)      $    (0.12)        $     0.38
   Pro forma                                                $   (0.09)      $    (0.15)        $     0.34




14.      Segment Reporting Information

         During the year ended June 30, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). In accordance with the provisions of SFAS No. 131, the Company has determined that its operating activities consist of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and, (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Although both reportable operating segments are primarily engaged in the business of rehabilitating underground sewers and other conduits using the Insituform process, rehabilitation services are generally provided to customers in separate licensed geographic territories. Financial Information about the Company's reportable operating segments is as follows:

                                            Financial Information about
                                           Reportable Operating Segments

                                                                            Fiscal Years Ended June 30,
                                                               -----------------------------------------------------
                                                                          1998            1997             1996
                                                               -----------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
     Insituform East, Incorporated and
        wholly-owned subsidiaries
        (collectively, "East")                                       $17,520,974      $19,342,794       $22,087,604
     Midsouth Partners                                                 6,370,241        7,198,748         8,383,263
                                                                     -----------      -----------       -----------

                 Total Sales to Unaffiliated Companies               $23,891,215      $26,541,542       $30,470,867
                                                                     ===========      ===========       ===========

RECONCILIATION OF SALES BY SEGMENT
   Total Sales
     East                                                            $17,825,307      $19,442,214       $22,424,772
     Midsouth Partners                                                 6,393,024        7,210,604         8,395,698
   Less:  Intersegment Sales
     East to Midsouth Partners                                          (304,333)         (99,420)         (337,168)
     Midsouth Partners to East                                           (22,783)         (11,856)          (12,435)
                                                                     -----------      -----------       -----------

                 Total Sales to Unaffiliated Customers               $23,891,215      $26,541,542       $30,470,867
                                                                     ===========      ===========       ===========

INVESTMENT INCOME
     East                                                            $    47,233      $    96,071       $   101,049
     Midsouth Partners                                                    32,062           36,572            34,380
   Less:  Intersegment Income                                             (8,096)               0                 0
                                                                     -----------      -----------       -----------

                               Total Investment Income               $    71,199      $   132,643       $   135,429
                                                                     ===========      ===========       ===========

INTEREST EXPENSE
     East                                                            $    40,780      $     7,003       $         0
     Midsouth Partners                                                    44,519           32,868            16,719
   Less:  Intersegment Expense                                           (8,096)                0                 0
                                                                     -----------      -----------       -----------

                                Total Interest Expense               $    77,203      $    39,871       $    16,719
                                                                     ===========      ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSE
     East                                                            $ 1,563,709      $ 1,408,437       $ 1,179,532
     Midsouth Partners                                                   548,297          444,857           453,826
                                                                     -----------      -----------       -----------

           Total Depreciation and Amortization Expense               $ 2,112,006      $ 1,853,294       $ 1,633,358
                                                                     ===========      ===========       ===========

RECONCILIATION OF EARNINGS (LOSS)
   BEFORE INCOME TAXES, CREDIT
   (PROVISION) FOR INCOME TAXES AND
   NET EARNINGS (LOSS) BY SEGMENT

     East
                   Earnings (Loss) Before Income Taxes               $   213,738      $(1,032,758)      $ 2,265,602
                   Credit (Provision) for Income Taxes                   (83,000)         401,000          (884,000)
                                                                     -----------      -----------       -----------
                                   Net Earnings (Loss)               $   130,738      $  (631,758)      $ 1,381,602
                                                                     ===========      ===========       ===========




     Midsouth Partners
                   Earnings (Loss) Before Income Taxes               $   758,645)     $   145,112       $   486,955
                   Credit (Provision) for Income Taxes                   296,000          (57,000)         (190,000)
                                                                     -----------      -----------       -----------
                                   Net Earnings (Loss)               $  (462,645)     $    88,112       $   296,955
                                                                     ===========      ===========       ===========


     Consolidated Total
                   Earnings (Loss) Before Income Taxes               $  (544,907)     $  (887,646)      $ 2,752,557
                   Credit (Provision) for Income Taxes                   213,000          344,000        (1,074,000)
                                                                     -----------      -----------       -----------
                                   Net Earnings (Loss)               $  (331,907)     $  (543,646)      $ 1,678,557
                                                                     ===========      ===========       ===========

CAPITAL EXPENDITURES
     East                                                            $ 1,252,758      $ 1,915,983       $ 1,760,430
     Midsouth Partners                                                   442,828          534,863           296,029
                                                                     -----------      -----------       -----------

                            Total Capital Expenditures               $ 1,695,586      $ 2,450,846       $ 2,056,459
                                                                     ===========      ===========       ===========


                                                                                      June 30,
                                                               --------------------------------------------------------
TOTAL ASSETS                                                            1998            1997                 1996
                                                               ----------------- -----------------    -----------------


     East                                                            $16,778,119      $18,039,528       $18,462,622
     Midsouth Partners                                                 4,424,190        5,063,529         4,744,974
   Less:  Intersegment Loans                                            (250,000)               0                 0
   Less:  Intersegment Receivables                                             0         (37,848)          (18,241)
                                                                     -----------      -----------       -----------

                             Total Consolidated Assets               $20,952,309      $23,065,209       $23,189,355
                                                                     ===========      ===========       ===========

         Intersegment services are provided under contracts between segments, generally on a cost recovery (direct cost plus overhead and administrative mark-up) basis. During the three years ended June 30, 1998, East received $46,800 annually for accounting and administrative services provided to Midsouth Partners. During the year ended June 30, 1998, East received $153,819 for executive management services provided to Midsouth Partners. Interest on intersegment loans is payable at Chase Manhattan Bank's prime lending rate.

         The Company's sales to foreign countries, consisting of equipment and parts used in the Insituform process manufactured by East's Try Tek Machine Works subsidiary and sold through ITI to ITI's foreign affiliates and licensees, were $178,782, $137,081 and $118,736 for the years ended June 30, 1998, 1997 and
1996, respectively.

15.      Significant Customers

     The Company performs services under contract with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue. During the year ended June 30, 1997, Federal government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues. During the year ended June 30, 1996, Federal government contracts (collectively), a county government in the Washington, D.C. metropolitan area and a regional sanitary authority in southwest Ohio accounted for 23%, 20% and 10%, respectively, of the Company's revenues. Services to Federal government customers were provided by both of the Company's reportable operating segments, East and Midsouth Partners. Services to the combined city and county metropolitan government in Tennessee were provided by Company's Midsouth Partners operating segment. Services to the other significant customers listed above were provided by the Company's East operating segment.

16.      Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for the years ended June 30, 1998 and 1997 are presented in the following table.

                                                                                Three Months Ended
                                                    ---------------------------------------------------------------------------
                                                          September 30,       December 31,       March 31,          June 30,
                                                              1997                1997              1998              1998
                                                    -------------------- ----------------- ----------------- ------------------
Year Ended June 30, 1998

Sales                                                      $  9,148,285       $  5,487,623       $ 4,147,345        $ 5,107,962
Gross Profit (Loss)                                        $  2,778,208       $    113,803       $  (363,621)       $   172,022
Net Earnings (Loss)                                        $  1,009,012       $   (443,986)      $  (681,876)       $  (215,057)
Net Earnings (Loss) Per Share                              $       0.23       $      (0.10)      $     (0.16)       $     (0.05)


                                                                                Three Months Ended
                                                    ---------------------------------------------------------------------------
                                                          September 30,       December 31,       March 31,          June 30,
                                                              1996                1996              1997              1997
                                                    -------------------- ----------------- ----------------- ------------------
Year Ended June 30, 1997

Sales                                                      $  5,320,770       $ 6,637,618        $6,271,529         $8,311,625
Gross Profit                                               $    610,083       $ 1,714,469        $  458,086         $1,336,073
Net Earnings (Loss)                                        $   (296,863)      $   210,239        $ (500,181)        $   43,159
Net Earnings (Loss) Per Share                              $      (0.07)      $      0.05        $    (0.11)        $     0.01


                                                     PART III

         Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12, and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on December 11, 1998.


                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements included under Part II, Item 8:              Pages

         Independent Auditors' Report on Financial Statements               16
         Consolidated Statements of Operations                              17
         Consolidated Balance Sheets                                        18
         Consolidated Statements of Stockholders' Equity                    19
         Consolidated Statements of Cash Flows                              20
         Notes to Consolidated Financial Statements                        21-32

     2.  Financial Statement Schedules:

         All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

     3.  Exhibits:

         Exhibit Number o                                                  Pages

         11.0     Statement re computation of per share earnings            35

         23.0     Independent Auditors' Consent                             36

         27.0     Financial Data Schedule                                   37


         o  The  Exhibit  Number  used  refers  to  the   appropriate
            subsection in paragraph (b) of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INSITUFORM EAST, INCORPORATED

                                                   /s/  GEORGE Wm. ERIKSON
                                                   George Wm. Erikson
                                                   Chairman
                                                   September 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title         Capacity                            Date



/s/GEORGE Wm. ERIKSON
George Wm. Erikson        Director and                        September 23, 1998
Chairman                  Principal Executive Officer

/s/ROBERT W. ERIKSON
Robert W. Erikson         Director and                        September 23, 1998
President                 Principal Executive Officer

/s/CALVIN G. FRANKLIN
Calvin G. Franklin        Director                            September 23, 1998


/s/WEBB C. HAYES, IV
Webb C. Hayes, IV         Director                            September 23, 1998


/s/PAUL C. KINCHELOE, JR.
Paul C. Kincheloe, Jr.    Director                            September 23, 1998


/s/JACK MASSAR
Jack Massar               Director                            September 23, 1998


/s/THOMAS J. SCHAEFER
Thomas J. Schaefer        Director                            September 23, 1998


/s/RAYMOND T. VERREY
Raymond T. Verrey         Principal Accounting Officer,       September 23, 1998
Vice President and        Principal Financial Officer
  Chief Financial Officer