Form 10-K/A
period 1998-06-30
INSITUFORM EAST INC
filed 1998-09-30
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:                                    June 30, 1998
                                       OR

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

     The undersigned registrant hereby amends its Annual Report for fiscal year ended June 30, 1998 on Form 10-K, filed September 25, 1998, as set forth herein:


                  -         Table of Contents, Item 7A
                  -         Part II, Item 7A



                           TABLE OF CONTENTS AMENDMENT

     [The following is inserted between PART II, Item 7 and PART II, Item 8 in the TABLE OF CONTENTS:]

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . .   15



                                PART II AMENDMENT

     [The following is inserted after the last paragraph of PART II, Item 7 and before the heading for PART II, Item 8:]


 ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INSITUFORM EAST, INCORPORATED
                                           (Registrant)

                                           /s/ GEORGE Wm. ERIKSON
                                           -------------------------------------
                                           George Wm. Erikson
                                           Chairman
                                           September 30, 1998