Form 10-Q
period 1998-09-30
INSITUFORM EAST INC
filed 1998-11-12
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended:                          September 30, 1998
                                       OR

[  ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE    ACT   OF   1934   For   the    transition    period    from
                                      to
          ---------------------------    -------------------------

Commission file number:  0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

                  Delaware                                      52-0905854
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)


             3421 Pennsy Drive                                     20785
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

                       Yes   X           No
                            ---              ---



As of November 2, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:
                    Common Stock               4,059,266
                    Class B Common Stock         297,596
                    Total                      4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3

          Condensed Consolidated Statements of Operations
          Three Months Ended September 30, 1998 and 1997 (Unaudited)        3

          Condensed Consolidated Balance Sheets
          September 30, 1998 and June 30, 1998 (Unaudited)                  4

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1998 and 1997 (Unaudited)        5

          Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                      September 30,
                                                             ------------------------------------
                                                                 1998                     1997
                                                             -----------               ----------

Sales                                                        $6,047,942                $9,148,285
                                                             ----------                ----------

Costs and Expenses:
 Cost of sales                                                5,050,451                 6,370,077
 Selling, general and administrative                          1,039,826                 1,328,540
                                                             ----------                ----------
    Total Costs and Expenses                                  6,090,277                 7,698,617
                                                             ----------                ----------

Earnings (Loss) from Operations                                 (42,335)                1,449,668

Investment Income                                                24,740                    18,454
Interest Expense                                                (12,705)                  (33,883)
Other Income                                                     55,605                    62,627
                                                             ----------                ----------

Earnings Before Income Taxes
 and Non-owned Interests                                         25,305                 1,496,866

Non-owned Interests in Pretax Loss
  of Midsouth Partners                                           61,623                   157,146
                                                             ----------                ----------

Earnings Before Income Taxes                                     86,928                 1,654,012

Provision for Income Taxes                                       34,000                   645,000
                                                             ----------                ----------

Net Earnings                                                $    52,928                $1,009,012
                                                            ===========                ==========

Basic Earnings Per Share                                    $      0.01                $     0.23
                                                            ===========                ==========

Diluted Earnings Per Share                                  $      0.01                $     0.23
                                                            ===========                ==========



See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             September 30,      June 30,
                                                                                 1998             1998
                                                                             ------------     ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                  $ 1,381,541      $ 2,148,511
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                                6,182,492        5,180,022
   Inventories - raw materials                                                  1,372,576        1,381,861
   Prepaid and refundable income taxes                                            664,007          671,565
   Prepaid expenses                                                               341,502          401,659
                                                                              -----------       ----------
     Total Current Assets                                                       9,942,118        9,783,618

Property, Plant and Equipment - at cost less accumulated
   depreciation of $14,554,899 and $14,105,020                                 11,022,755       11,108,691
Cash Surrender Value of SERP Life Insurance                                        80,299                0
Other Assets                                                                       58,000           60,000
                                                                              -----------       ----------
     Total Assets                                                             $21,103,172      $20,952,309
                                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Partner loans to Midsouth Partners                                         $   250,000      $   250,000
   Accounts payable                                                             1,076,702        1,120,910
   Accrued compensation and related expenses                                    1,470,008        1,398,806
   Income taxes payable                                                            37,196           27,196
   Current portion of capital lease obligations                                    36,390           34,621
                                                                              -----------      -----------
     Total Current Liabilities                                                  2,870,296        2,831,533

Deferred Income Taxes                                                           1,019,000          915,000
Long-Term Capital Lease Obligations                                                95,052          104,829
Accrued SERP Liability                                                             26,572                0
                                                                              -----------      -----------
     Total Liabilities                                                          4,010,920        3,851,362
                                                                              -----------      -----------

Non-owned Interests in Consolidated Subsidiary                                  1,637,437        1,699,060
                                                                              -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                        175,486          175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                             11,904           11,904
   Additional paid-in capital                                                   4,000,424        4,000,424
   Retained earnings                                                           12,456,614       12,403,686
                                                                              -----------      -----------
                                                                               16,644,428       16,591,500
   Less cost of 327,897 shares of common stock in treasury                      1,189,613        1,189,613
                                                                              -----------      -----------
       Total Stockholders' Equity                                              15,454,815       15,401,887
                                                                              -----------      -----------
       Total Liabilities and Stockholders' Equity                             $21,103,172      $20,952,309
                                                                              ===========      ===========

See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       September 30,
                                                                           ----------------------------------
                                                                                1998                 1997
                                                                           -------------        -------------

Cash Flows from Operating Activities:
   Net earnings                                                            $   52,928           $1,009,012
   Adjustments for noncash items included in net earnings:
     Depreciation and amortization                                            485,971              507,476
     Deferred income taxes                                                    104,000              (35,000)
     Non-owned interests in loss of consolidated subsidiary                   (61,623)            (157,146)
     Accrued SERP liability                                                    26,572                    0
   Changes in assets and liabilities:
     Receivables                                                           (1,002,470)          (3,481,577)
     Inventories                                                                9,285             (240,231)
     Other current assets                                                      67,715               24,111
     Payables and accruals                                                     36,994            1,789,442
                                                                          -----------          -----------
Net cash used in operating activities                                        (280,628)            (583,913)
                                                                          -----------          -----------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                 (398,035)            (472,358)
   Increase in cash surrender value of SERP life insurance                    (80,299)                   0
                                                                          -----------          -----------
Net cash used in investing activities                                        (478,334)            (472,358)
                                                                          -----------          -----------

Cash Flows from Financing Activities:
   Dividends paid                                                                   0             (261,412)
   Proceeds from bank line of credit advances                                       0            1,800,000
   Repayment of line of credit advances to bank                                     0           (1,200,000)
   Proceeds from line of credit advances from CERBCO, Inc.                          0              600,000
   Principal payments under capital lease obligations                          (8,008)              (6,616)
                                                                          -----------          -----------
Net cash provided by (used in) financing activities                            (8,008)             931,972
                                                                          -----------          -----------

Net decrease in cash and cash equivalents                                    (766,970)            (124,299)
Cash and cash equivalents at beginning of period                            2,148,511            2,071,852
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $ 1,381,541          $ 1,947,553
                                                                          ===========          ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                          $    12,705          $    32,466
   Income taxes paid (refunded)                                           $   (87,598)         $    15,230


See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 1998, the Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the period ended September 30, 1998 are not necessarily indicative of full year operating results.

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

3.   Computation of Net Earnings Per Share

     Basic earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings per share for the three months ended September 30, 1998 and 1997.

     Diluted earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 and 4,359,817 were used in computing diluted earnings per share for the three months ended September 30, 1998 and 1997, respectively.

4.       Segment Reporting Information

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

                           Financial Information about
                          Reportable Operating Segments

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                         -------------------------------------------
                                                                                  1998                      1997
                                                                         -------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
     Insituform East, Incorporated and
        wholly-owned subsidiaries
        (collectively, "East")                                               $  4,170,767              $  7,751,523
     Midsouth Partners                                                          1,877,175                 1,396,762
                                                                             ------------              ------------

                 Total Sales to Unaffiliated Companies                       $  6,047,942              $  9,148,285
                                                                             ============              ============

RECONCILIATION OF SALES BY SEGMENT
   Total Sales
     East                                                                    $  4,228,820              $  7,786,762
     Midsouth Partners                                                          1,877,175                 1,410,799
   Less:  Intersegment Sales
     East to Midsouth Partners                                                    (58,053)                  (35,239)
     Midsouth Partners to East                                                         (0)                  (14,037)
                                                                             ------------              ------------

                 Total Sales to Unaffiliated Customers                       $  6,047,942              $  9,148,285
                                                                             ============              ============

RECONCILIATION OF EARNINGS (LOSS)
   BEFORE INCOME TAXES, CREDIT
   (PROVISION) FOR INCOME TAXES AND
   NET EARNINGS (LOSS) BY SEGMENT

     East
        Earnings (Loss) Before Income Taxes                                  $    132,476              $ 1,770,163
        Credit (Provision) for Income Taxes                                       (52,000)                (690,000)
                                                                             ------------              -----------
        Net Earnings (Loss)                                                  $     80,476              $ 1,080,163
                                                                             ============              ===========


     Midsouth Partners
        Earnings (Loss) Before Income Taxes                                  $    (45,548)             $  (116,151)
        Credit (Provision) for Income Taxes                                        18,000                   45,000
                                                                             ------------              -----------
        Net Earnings (Loss)                                                  $    (27,548)             $   (71,151)
                                                                             ============              ===========

     Consolidated Total
        Earnings Before Income Taxes                                         $     86,928              $ 1,654,012
        Provision for Income Taxes                                                (34,000)                (645,000)
                                                                             ------------              -----------
        Net Earnings                                                         $     52,928              $ 1,009,012
                                                                             ============              ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview and Outlook

     The Company reported consolidated net earnings of $52,928 ($0.01 per share) on sales of $6.0 million for the first quarter of fiscal 1999 ended September 30, 1998. The Company recognized record net earnings of $1,009,012 ($0.23 per share) on record sales of $9.1 million for the first quarter of fiscal 1998 ended September 30, 1997. The Company attributed its modestly positive first quarter fiscal 1999 results to a favorable mix, despite deficient volume, of work available to the Company's East operating segment (consisting of the
Company's Landover, Maryland based operations and its wholly-owned subsidiaries). The Company attributed its historic first quarter fiscal 1998 earnings to an exceptional volume of sales revenue recognized during the period from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997 by the Company's East operating segment. The Company experienced contributory losses from its Midsouth Partners operating segment during the first quarter of fiscal 1999 and 1998.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates that a combination of additional sales at normal margins and increased production levels will be required to sustain positive operating results through the remainder of fiscal 1999.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $23.2 million at September 30, 1998 as compared to $24.9 million at September 30, 1997. The twelve-month backlog at September 30, 1998 was approximately $9.8 million as compared to $11.3 million at September 30, 1997. The total backlog value of all uncompleted and multi-year contracts at September 30, 1998 and 1997 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more imitations and substitute products hoping that cheap price alone may permit them to succeed in a market otherwise dominated by Insituform. In those limited markets where the lowest priced product may be deemed technically "good enough," Insituform is at a disadvantage. Market share participation strategically undertaken by the Company in this segment from time to time to preserve competitive presence, typically at levels materially below normal margins, will necessarily dilute the Company's overall margin performance. Conversely, in "best value" and quality-based markets, Insituform remains at a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in more sophisticated procurements, municipalities and local governments are often politically reluctant to modernize from simply "low-bid" to "best value" evaluations when buying sophisticated processes and technologies. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate simple low bid award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.


Results of Operations

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

         The Company recognized consolidated net earnings of $52,928 ($0.01 per share) on sales of $6.0 million for the first quarter of fiscal 1999 ended September 30, 1998 as compared to consolidated net earnings of $1,009,012 ($0.23 per share) on sales of $9.1 million for the first quarter of fiscal 1998 ended September 30, 1997. The Company's modestly positive first quarter fiscal 1999 results were due primarily to a favorable mix, despite deficient volume, of work available to the Company's East operating segment. The Company's record first quarter fiscal 1998 operating results were primarily a result of a significant contribution to both sales and earnings from the $4.7 million project performed by the Company's East operating segment at the Perry Nuclear Power Plant in Perry, Ohio. The Company experienced contributory losses from its majority-controlled Midsouth Partners operating segment during the first quarter of fiscal 1999 and 1998.

         Sales decreased $3.1 million (34%) from $9.1 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998. Comparable period sales for East decreased 46% primarily as a result of significant revenues from the Perry Nuclear project recognized in the first quarter of fiscal 1998. Comparable period sales for Midsouth Partners increased 34% primarily as a result of increased production capacity. As a result, Midsouth Partners sales as a percentage of total consolidated sales increased from 15% for the first quarter of fiscal 1998 to 31% for the first quarter of fiscal 1999.

         Cost of sales decreased 21% in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. As a result, gross profit as a percentage of sales decreased from 30% of sales for the first quarter of fiscal 1998 to 16% of sales for the first quarter of fiscal 1999. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume during the first quarter of fiscal 1999 and, to a lesser extent, to increased Midsouth Partners sales at margins lower than margins recognized from East sales.

         Selling, general and administrative expenses decreased $288,714 (22%) for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, primarily as a result of reduced costs to support decreased production activities.


Financial Condition

         During the three months ended September 30, 1998, the Company used $280,628 in cash in operating activities, due primarily to a $1.0 million increase in Accounts Receivable that more than offset the impact of $486,000 in Depreciation and Amortization expense included in net earnings that did not require the outlay of cash. The increase in Accounts Receivable is due primarily to a $940,000 increase in sales from the three months ended June 30, 1998 to the three months ended September 30, 1998.

         During the first three months of fiscal 1999, the Company expended $398,035 for equipment purchases and other capital improvements. Although the Company experienced a $767,000 decrease in cash during the first quarter of fiscal 1999, the Company's financial liquidity remained strong with working capital of $7.1 million and a current ratio of 3.46 at September 30, 1998.

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

         With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues are identified, implementation plans are developed and executed. The Company has completed corrective action for its office telephone system and initiated corrective action for its headquarters facility security system, two systems that were identified as not being Year 2000 compliant.

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

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred $12,000 in implementation costs through September 30, 1998.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide the Company with materials critical to its operations, or with sufficient electrical power or other utilities, or if transportation of the Company's personnel and equipment is seriously impeded; then any such failure or impedance could have a material adverse effect on the operational performance and financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported, on June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI"), Insituform East, Inc. and Insituform Gulf South, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc. and the Company of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs are seeking from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the Third Amended Complaint of earlier litigation initiated October 23, 1996 and dismissed without prejudice on June 18, 1998.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date  November 12, 1998                                  /s/ Robert W.  Erikson
      -----------------                                  ----------------------
                                                         Robert W. Erikson
                                                         President



Date November 12, 1998                                   /s/ Raymond T.  Verrey
     -----------------                                   ----------------------
                                                         Raymond T. Verrey
                                                         Chief Financial Officer