Form 10-Q
period 1998-12-31
INSITUFORM EAST INC
filed 1999-02-12
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934       For the quarterly period ended:         December 31, 1998
                                        OR

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

                       Yes   X           No
                            ---              ---



As of February 1, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock               4,059,266
                      Class B Common Stock         297,596
                      Total                      4,356,862

                             TABLE OF CONTENTS


                                                                  Page Reference
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                           3

          Condensed Consolidated Statements of Operations
          Three Months and Six Months Ended December 31, 1998
          and 1997 (Unaudited)                                           3

          Condensed Consolidated Balance Sheets
          December 31, 1998 and June 30, 1998 (Unaudited)                4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1998 and 1997 (Unaudited)        5

          Notes to Condensed Consolidated Financial Statements           6
          (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    11


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                         11

Item 5.       Other Information                                         12

Item 6.       Exhibits and Reports on Form 8-K                          12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                            INSITUFORM EAST, INCORPORATED
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
                                                ---------------------------------------------------------------------
                                                       1998             1997             1998             1997
                                                 ---------------   --------------  ---------------  ----------------

Sales                                               $5,898,104        $5,487,623      $11,946,046       $14,635,908
                                                    ----------        ----------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       5,030,790         5,373,820       10,081,241        11,743,897
 Selling, general and administrative                 1,057,656         1,141,133        2,097,482         2,469,673
                                                    ----------        ----------      -----------       -----------
    Total Costs and Expenses                         6,088,446         6,514,953       12,178,723        14,213,570
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) from Operations                       (190,342)       (1,027,330)        (232,677)          422,338

Investment Income                                       14,320            26,278           39,060            44,732
Interest Expense                                       (11,193)          (20,836)         (23,898)          (54,719)
Other Income         90,970                             41,952           146,575          104,579
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) Before Income Taxes
 and Non-owned interests                               (96,245)         (979,936)         (70,940)          516,930

Non-owned Interests in Pretax Loss
  of Midsouth Partners                                  20,725           250,950           82,348           408,096
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) Before Income Taxes                    (75,520)         (728,986)          11,408           925,026

Provision (Credit) for Income Taxes                    (30,000)         (285,000)           4,000           360,000
                                                    ----------        ----------      -----------       -----------

Net Earnings (Loss)                                 $  (45,520)       $ (443,986)     $     7,408       $   565,026
                                                    ==========        ==========      ===========       ===========

Basic Earnings (Loss) Per Share                     $    (0.01)       $    (0.10)     $      0.00       $      0.13
                                                    ==========        ==========      ===========       ===========

Diluted Earnings (Loss) Per Share                   $    (0.01)       $    (0.10)     $      0.00       $      0.13
                                                    ==========        ==========      ===========       ===========



See notes to condensed consolidated financial statements.



                                            INSITUFORM EAST, INCORPORATED
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                             December 31,       June 30,
                                                                                 1998             1998
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                  $1,289,378      $  2,148,511
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               5,711,279         5,180,022
   Inventories - raw materials                                                 1,469,449         1,381,861
   Prepaid and refundable income taxes                                           698,939           671,565
   Prepaid expenses                                                              345,699           401,659
                                                                              ----------      ------------
     Total Current Assets                                                      9,514,744         9,783,618

Property, Plant and Equipment - at cost less accumulated
   depreciation of $14,242,142 and $14,105,020                                10,769,908        11,108,691
Cash Surrender Value of SERP Life Insurance                                       66,789                 0
Other Assets                                                                      56,000            60,000
                                                                              ----------      ------------
     Total Assets                                                            $20,407,441      $ 20,952,309
                                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Partner loans to Midsouth Partners                                        $         0      $    250,000
   Accounts payable                                                            1,181,303         1,120,910
   Accrued compensation and related expenses                                     990,504         1,398,806
   Income taxes payable                                                           32,196            27,196
   Current portion of capital lease obligations                                   38,219            34,621
                                                                             -----------      ------------
     Total Current Liabilities                                                 2,242,222         2,831,533

Deferred Income Taxes                                                          1,019,000           915,000
Long-Term Capital Lease Obligations                                               84,783           104,829
Accrued SERP Liability                                                            35,429                 0
                                                                             ------------     ------------
     Total Liabilities                                                         3,381,434         3,851,362
                                                                             ------------     ------------

Non-owned Interests in Consolidated Subsidiary                                 1,616,712         1,699,060
                                                                             -----------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          12,411,094        12,403,686
                                                                             -----------      ------------
                                                                              16,598,908        16,591,500
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                             -----------      ------------
       Total Stockholders' Equity                                             15,409,295        15,401,887
                                                                             -----------      ------------
       Total Liabilities and Stockholders' Equity                            $20,407,441      $ 20,952,309
                                                                             ===========      ============

See notes to condensed consolidated financial statements.




                                            INSITUFORM EAST, INCORPORATED
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                    Six Months Ended
                                                                                        December 31,
                                                                                1998                1997

Cash Flows from Operating Activities:
   Net earnings                                                           $        7,408        $    565,026
   Adjustments for noncash items included in net earnings:
     Depreciation and amortization                                             1,010,759           1,079,937
     Deferred income taxes                                                       104,000             (19,000)
     Non-owned interests in loss of consolidated subsidiary                      (82,348)           (408,096)
     Accrued SERP liability                                                       35,429                   0
   Changes in assets and liabilities:
     Receivables                                                                (531,257)            (35,714)
     Inventories                                                                 (87,588)             98,716
     Other current assets                                                         28,586            (234,675)
     Payables and accruals                                                      (342,909)           (988,148)
                                                                          --------------        ------------
Net cash provided by operating activities                                        142,080              58,046
                                                                          --------------        ------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                    (667,976)         (1,025,345)
   Increase in cash surrender value of SERP life insurance                       (66,789)                  0
                                                                          --------------        ------------
Net cash used in investing activities                                           (734,765)         (1,025,345)
                                                                          --------------        ------------

Cash Flows from Financing Activities:
   Dividends paid                                                                      0            (261,412)
   Repayment of partner loans by Midsouth Partners                              (250,000)                  0
   Proceeds from bank line of credit advances                                          0           1,800,000
   Repayment of line of credit advances to bank                                        0          (1,800,000)
   Proceeds from line of credit advances from CERBCO, Inc.                             0           2,600,000
   Repayment of line of credit advances to CERBCO, Inc.                                0          (2,200,000)
   Principal payments under capital lease obligations                            (16,448)            (13,562)
                                                                          --------------        ------------
Net cash provided by (used in) financing activities                             (266,448)            125,026
                                                                          --------------        ------------

Net decrease in cash and cash equivalents                                       (859,133)           (842,273)
Cash and cash equivalents at beginning of period                               2,148,511           2,071,852
                                                                          --------------        ------------
Cash and cash equivalents at end of period                                $    1,289,378        $  1,229,579
                                                                          ==============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                          $       23,898        $     54,719
   Income taxes paid (refunded)                                           $      (77,626)       $    448,310


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 1998, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's June 30, 1998 annual report on Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily indicative of full year operating results.

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

3.   Computation of Net Earnings (Loss) Per Share

     Basic  earnings  (loss) per share was  computed  by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months and six months ended December 31, 1998 and 1997.

     Diluted  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,361,393 and 4,360,950 were used in computing diluted earnings (loss) per share for the three months ended December 31, 1998 and 1997, respectively; 4,359,127 and 4,360,384 shares were used in computing diluted earnings per share for the six months ended December 31, 1998 and 1997 respectively.

4.   Notes Payable

     The Company maintains a $3,000,000 Revolving Line of Credit facility with a commercial bank. This facility is currently available to the Company through February 28, 1999. Due to a change in loan terms presently sought by the commercial bank, it is the Company's current intention to let this facility lapse on its expiration date.

     The Company also maintains a $3,000,000 Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate. This facility is presently available for an indefinite period.

5.   Segment Reporting Information

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


                                                Financial Information about
                                               Reportable Operating Segments

                                                               Three Months Ended                 Six Months Ended
                                                                  December 31,                      December 31,
                                                       ---------------------------------------------------------------------
                                                                 1998             1997              1998           1997
                                                       ---------------------------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
     Insituform East, Incorporated and
        wholly-owned subsidiaries
        (collectively, "East")                                 $ 3,996,398      $ 3,830,005       $ 8,167,165    $11,581,528
     Midsouth Partners                                           1,901,706        1,657,618         3,778,881      3,054,380
                                                               -----------      -----------       -----------    -----------

          Total Sales to Unaffiliated Customers                $ 5,898,104      $ 5,487,623       $11,946,046    $14,635,908
                                                               ===========      ===========       ===========    ===========

RECONCILIATION OF SALES BY SEGMENT
   Total Sales
     East                                                      $ 4,002,611      $ 3,832,345       $ 8,231,431    $11,619,107
     Midsouth Partners                                           1,901,706        1,666,364         3,778,881      3,077,163
   Less:  Intersegment Sales
     East to Midsouth Partners                                      (6,213)          (2,340)          (64,266)       (37,579)
     Midsouth Partners to East                                          (0)          (8,746)               (0)       (22,783)
                                                               -----------      -----------       -----------    -----------

            Total Sales to Unaffiliated Customers              $ 5,898,104      $ 5,487,623       $11,946,046    $14,635,908
                                                               ===========      ===========       ===========    ===========

RECONCILIATION OF EARNINGS (LOSS)
   BEFORE INCOME TAXES, CREDIT
   (PROVISION) FOR INCOME TAXES AND
   NET EARNINGS (LOSS) BY SEGMENT

     East
        Earnings (Loss) Before Income Taxes                    $   (60,201)     $  (543,500)      $    72,275    $1,226,663
        Credit (Provision) for Income Taxes                         24,000          212,000           (28,000)     (478,000)
                                                               -----------      -----------       -----------    ----------
        Net Earnings (Loss)                                    $   (36,201)     $  (331,500)      $    44,275    $  748,663
                                                               ===========      ===========       ===========    ==========


     Midsouth Partners
        Earnings (Loss) Before Income Taxes                    $   (15,319)     $  (185,486)      $   (60,867)   $ (301,637)
        Credit (Provision) for Income Taxes                          6,000           73,000            24,000       118,000
                                                               -----------      -----------       -----------    ----------

        Net Earnings (Loss)                                    $    (9,319)     $  (112,486)      $   (36,867)   $ (183,637)
                                                               ===========      ===========       ===========    ==========

     Consolidated Total
        Earnings (Loss) Before Income Taxes                    $   (75,520)     $  (728,986)      $    11,408    $  925,026
        Credit (Provision) for Income Taxes                         30,000          285,000            (4,000)     (360,000)
                                                               -----------      -----------       -----------    ----------
        Net Earnings (Loss)                                    $   (45,520)     $  (443,986)      $     7,408    $  565,026
                                                               ===========      ===========       ===========    ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview and Outlook

     The Company reported a consolidated net loss of -$45,520 (-$0.01 per share) on sales of $5.9 million for the second quarter of fiscal 1999 ended December 31, 1998, reducing consolidated net earnings over the first six months of fiscal 1999 to $7,408 ($0.00 per share) on sales of $11.9 million. In the previous year, the Company recognized a net loss of -$443,986 (-$0.10 per share) on sales of $5.5 million for the second quarter and net earnings of $565,026 ($0.13 per share) on sales of $14.6 million for the first six months. The Company attributed its modestly positive results for the first six months of fiscal 1999 to a favorable mix, despite deficient volume, of work available to the Company's East operating segment (consisting of the Company's Landover, Maryland based operations and its wholly-owned subsidiaries). The Company attributed its favorable results for the first six months of fiscal 1998 to an exceptional volume of sales revenue recognized during the period from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997 by the Company's East operating segment. The Company experienced contributory losses from its Midsouth Partners operating segment during the first six months of fiscal 1999 and 1998.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates that the combination of a regular component of sales at normal margins and increased production capacity for anticipated net increases in discounted sales will be required through the remainder of fiscal 1999 to sustain or increase the modest but positive operating results achieved year-to-date.

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

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $26.4 million at December 31, 1998 as compared to $25.1 million at December 31, 1997. The twelve-month backlog at December 31, 1998 was approximately $13.0 million as compared to $10.8 million at December 31, 1997. The total backlog value of all uncompleted and multi-year contracts at December 31, 1998 and 1997 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities subject further to the irregularities of individual work releases.

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

Results of Operations

Three Months Ended December 31, 1998 Compared with Three Months Ended December 31, 1997

     The Company recognized a consolidated net loss of -$45,520 (-$0.01 per share) on sales of $5.9 million for the second quarter of fiscal 1999 ended December 31, 1998 as compared to a net loss of -$443,986 (-$0.10 per share) on sales of $5.5 million for the second quarter of fiscal 1998 ended December 31, 1997. The Company's improved comparable period results were due primarily to improved sales and margins experienced by both the Company's East and Midsouth Partners operating segments.

     Sales increased $0.4 million (7%) from $5.5 million for the three months ended December 31, 1997 to $5.9 million for the three months ended December 31, 1998. Comparable period sales for East increased 4% primarily as a result of increases in available work. Comparable period sales for Midsouth Partners increased 15% primarily as a result of increased production capacity.

     Cost of sales decreased 6% in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. As a result, gross profit as a percentage of sales increased from 2% of sales for the second quarter of fiscal 1998 to 15% of sales for the second quarter of fiscal 1999. The increase in gross profit as a percentage of sales is due both to absorption of semi-fixed costs over higher sales volume during the second quarter of fiscal 1999 and improved comparable period margins on work performed.

     Selling, general and administrative expenses decreased $83,477 (7%) for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, due in part to reduced costs to support Midsouth Partners operations.

Six Months Ended December 31, 1998 Compared with Six Months Ended December 31, 1997

     The Company recognized consolidated net earnings of $7,408 ($0.00 per share) on sales of $11.9 million for the first six months of fiscal 1999 ended December 31, 1998 as compared to consolidated net earnings of $565,026 ($0.13 per share) from sales of $14.6 million for the first six months of fiscal 1998 ended December 31, 1997. The Company's modestly positive fiscal 1999 results were due primarily to a favorable mix, despite deficient volume, of work available to the Company's East operating segment. The Company's favorable results for the first six months of fiscal 1998 were due primarily to an exceptional volume of sales revenue recognized during the period from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997 by the Company's East operating segment. The Company experienced contributory losses from its Midsouth Partners operating segment during the first six months of fiscal 1999 and 1998.

     Sales decreased $2.7 million (18%) from $14.6 million for the six months ended December 31, 1997 to $11.9 million for the six months ended December 31, 1998. Comparable period sales for East decreased 29% primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal 1998. Comparable period sales for Midsouth Partners increased 24% primarily as a result of increased production capacity. As a result, Midsouth Partners sales as a percentage of total consolidated sales increased from 21% for the first six months of fiscal 1998 to 32% for the first six months of fiscal 1999.

     Cost of sales decreased 14% in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998. As a result, gross profit as a percentage of sales decreased from 20% of sales for the first six months of fiscal 1998 to 16% of sales for the first six months of fiscal 1999. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume during the first six months of fiscal 1999 and to increased Midsouth Partners sales at margins lower than margins recognized from East sales.

     Selling, general and administrative expenses decreased $372,191 (15%) for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997, primarily as a result of reduced costs to support decreased production activities.

Financial Condition

     During the six months ended December 31, 1998, the Company's operating activities provided $142,080 in cash, due primarily to the favorable impact of $1,010,759 in Depreciation and Amortization expense included in net earnings that did not require the outlay of cash more than offsetting the impact of a $531,257 increase in Accounts Receivable combined with a $342,909 decrease in payables and accruals.

     During the first six months of fiscal 1999, the Company expended $667,976 for equipment purchases and other capital improvements. Although the Company experienced an $859,133 decrease in cash during the first six months of fiscal 1999, the Company's financial liquidity remained strong with working capital of $7.2 million and a current ratio of 4.24 at December 31, 1998.

     The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, available line of credit commitments and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

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

     With respect to the Company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 compliant or expect to be Year 2000 compliant by December 31, 1999. Prior to June 30, 1999, the Company plans to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and develop a plan to monitor and assess Year 2000 readiness from respondents not as yet Year 2000 compliant.

     The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred $16,000 in implementation costs through December 31, 1998.

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

Item 5.  Other Information

     The Company recently was notified by the Nasdaq Stock Market, Inc. (the "Nasdaq Notification"), that as of December 30, 1998, the Company, under current marketplace conditions, no longer satisfied two of the ongoing criteria for the listing of its shares of common stock for trading on the Nasdaq National Market ("NNM"), namely: (i) maintenance of an aggregate market value of public float of its shares of common stock greater than $5 million; and (ii) maintenance of a minimum bid price of $1.00 per share ("Quantitative Listing Standards"). Under the Quantitative Listing Standards, the Company's common stock has ninety (90) calendar days in which to satisfy Nasdaq's ongoing listing criteria. Such standards will again be satisfied if, for a minimum of ten consecutive trading days prior to March 31, 1999, the closing bid price of the Company's common stock allows for the maintenance of an aggregate market value of public float of greater than $5 million, and the Company's common stock maintains a closing bid price of $1.00 per share or higher. If such prescribed marketplace conditions do not occur, the Company's common stock would be subject to delisting from the NNM on April 2, 1999, unless, on or before March 31, 1999, the Company requests a hearing regarding any such contemplated delisting action by Nasdaq. The Company intends to request a hearing for review of any such proposed Nasdaq action, and to make such request prior to March 31, 1999, in order to stay the delisting of the Company's securities pending the outcome of such hearing.

     There can be no assurance that the Quantitative Listing Standards will be satisfied on an ongoing basis or that the listing of the Company's common stock for trading on the Nasdaq, after its requested hearing, will continue. While the Company believes that in the event of a delisting from the NNM the Company may be able to list its shares of common stock for trading on the Nasdaq Small Cap Market ("SCM"), there can be no assurance that the ongoing listing criteria for the SCM will be satisfied in accordance with applicable Nasdaq rules. If the Company is unable to maintain the NNM listing or obtain the SCM listing for its common stock, the Company's stockholders may find their ability to trade the Company's common stock reduced, which may affect the actual or perceived market value of the Company's securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSITUFORM EAST, INCORPORATED
                                                    (Registrant)


Date  February 12, 1999                 /s/ Robert W.  Erikson
      -----------------                 ----------------------------------------
                                        Robert W. Erikson
                                        President



Date February 12, 1999                  /s/ Raymond T.  Verrey
     -----------------                  ----------------------------------------
                                        Raymond T. Verrey
                                        Chief Financial Officer