Form 10-Q
period 1999-03-31
INSITUFORM EAST INC
filed 1999-05-17
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:                      March 31, 1999
                                        OR

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

                   Yes   X           No
                        ---             ---



As of May 3, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:
                   Common Stock               4,059,266
                   Class B Common Stock         297,596
                   Total                      4,356,862

                             TABLE OF CONTENTS


                                                                 Page Reference
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 1999
         and 1998 (Unaudited)                                           3

         Condensed Consolidated Balance Sheets
         March 31, 1999 and June 30, 1998 (Unaudited)                   4

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 1999 and 1998 (Unaudited)          5

         Notes to Condensed Consolidated Financial Statements           6
         (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

Item 3.  Quantitative and Qualitative Disclosures About                11
         Market Risk

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             12

Item 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                            INSITUFORM EAST, INCORPORATED
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                             March 31,                        March 31,
                                                    ----------------------------      -----------------------------
                                                      1999              1998            1999              1998
                                                    ----------        ----------      -------------     -----------

Sales                                               $4,993,149        $4,147,345      $16,939,195       $18,783,253
                                                    ----------        ----------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       5,325,240         4,510,966       15,406,481        16,254,863
 Selling, general and administrative                 1,150,464         1,025,537        3,247,946         3,495,210
                                                    ----------        ----------      -----------       -----------
    Total Costs and Expenses                         6,475,704         5,536,503       18,654,427        19,750,073
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) from Operations                     (1,482,555)       (1,389,158)      (1,715,232)         (966,820)

Investment Income                                       11,796            14,724           50,856            59,456
Interest Expense                                       (18,334)          (10,534)         (42,232)          (65,253)
Other Income                                            53,951            26,916          200,526           131,495
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) Before Income Taxes
 and Non-owned interests                            (1,435,142)       (1,358,052)      (1,506,082)         (841,122)

Non-owned Interests in Pretax Loss
  of Midsouth Partners                                 430,060           242,176          512,408           650,272
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) Before Income Taxes                 (1,005,082)       (1,115,876)        (993,674)         (190,850)

Provision (Credit) for Income Taxes                   (392,000)         (434,000)        (388,000)          (74,000)
                                                    ----------        ----------      -----------       -----------

Net Earnings (Loss)                                 $ (613,082)       $ (681,876)     $  (605,674)      $  (116,850)
                                                    ==========        ==========      ===========       ===========

Basic Earnings (Loss) Per Share                     $    (0.14)       $    (0.16)     $     (0.14)      $     (0.03)
                                                    ==========        ==========      ===========       ===========

Diluted Earnings (Loss) Per Share                   $    (0.14)       $    (0.16)     $     (0.14)      $     (0.03)
                                                    ==========        ==========      ===========       ===========



See notes to condensed consolidated financial statements.


                                            INSITUFORM EAST, INCORPORATED
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                               March 31,         June 30,
                                                                                 1999              1998
                                     ASSETS                                -------------      ------------
Current Assets:
   Cash and cash equivalents                                               $     655,523      $  2,148,511
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               6,525,616         5,180,022
   Inventories - raw materials                                                 1,460,841         1,381,861
   Prepaid and refundable income taxes                                           787,896           671,565
   Prepaid expenses                                                              344,285           401,659
                                                                           -------------      ------------
     Total Current Assets                                                      9,774,161         9,783,618

Property, Plant and Equipment - at cost less accumulated
   depreciation of $14,728,283 and $14,105,020                                11,252,660        11,108,691
Cash Surrender Value of SERP Life Insurance                                       69,533                 0
Other Assets                                                                      54,000            60,000
                                                                           -------------      ------------
     Total Assets                                                          $  21,150,354      $ 20,952,309
                                                                           =============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to CERBCO, Inc.                                           $   1,200,000      $          0
   Partner loans to Midsouth Partners                                            200,000           250,000
   Accounts payable                                                            1,296,120         1,120,910
   Accrued compensation and related expenses                                   1,565,012         1,398,806
   Income taxes payable                                                           14,724            27,196
   Current portion of capital lease obligations                                   40,142            34,621
                                                                           -------------      ------------
     Total Current Liabilities                                                 4,315,998         2,831,533

Deferred Income Taxes                                                            732,000           915,000
Long-Term Capital Lease Obligations                                               73,995           104,829
Accrued SERP Liability                                                            45,496                 0
                                                                           -------------      ------------
     Total Liabilities                                                         5,167,489         3,851,362
                                                                           -------------      ------------

Non-owned Interests in Consolidated Subsidiary                                 1,186,652         1,699,060
                                                                           -------------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          11,798,012        12,403,686
                                                                           -------------      ------------
                                                                              15,985,826        16,591,500
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                           -------------       -----------
       Total Stockholders' Equity                                             14,796,213        15,401,887
                                                                           -------------       -----------
       Total Liabilities and Stockholders' Equity                          $  21,150,354       $20,952,309
                                                                           =============       ===========

See notes to condensed consolidated financial statements.



                         INSITUFORM EAST, INCORPORATED CONDENSED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                            ---------------------------------
                                                                                 1999              1998
                                                                            -------------       -------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                      $   (605,674)       $   (116,850)
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                             1,533,569           1,602,142
     Deferred income taxes                                                      (183,000)            (65,000)
     Non-owned interests in loss of consolidated subsidiary                     (512,408)           (650,272)
     Accrued SERP liability                                                       45,496                   0
   Changes in assets and liabilities:
     Receivables                                                              (1,345,594)            976,966
     Inventories                                                                 (78,980)            114,666
     Other current assets                                                        (58,957)           (620,533)
     Payables and accruals                                                       328,944          (1,133,420)
                                                                            ------------        ------------
Net cash provided by (used in) operating activities                             (876,604)            107,699
                                                                            -------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures, net                                                  (1,671,538)         (1,101,911)
   Increase in cash surrender value of SERP life insurance                       (69,533)                  0
                                                                            ------------        ------------
Net cash used in investing activities                                         (1,741,071)         (1,101,911)
                                                                            ------------        ------------

Cash Flows from Financing Activities:
   Dividends paid                                                                      0            (261,412)
   Partner loans to Midsouth Partners                                            200,000                   0
   Repayment of partner loans by Midsouth Partners                              (250,000)                  0
   Proceeds from bank line of credit advances                                          0           1,800,000
   Repayment of line of credit advances to bank                                        0          (1,800,000)
   Proceeds from line of credit advances from CERBCO, Inc.                     1,500,000           2,600,000
   Repayment of line of credit advances to CERBCO, Inc.                         (300,000)         (2,600,000)
   Principal payments under capital lease obligations                            (25,313)            (20,853)
                                                                            ------------        ------------
Net cash provided by (used in) financing activities                            1,124,687            (282,265)
                                                                            ------------       -------------

Net decrease in cash and cash equivalents                                     (1,492,988)         (1,276,477)
Cash and cash equivalents at beginning of period                               2,148,511           2,071,852
                                                                            ------------       -------------
Cash and cash equivalents at end of period                                  $    655,523       $     795,375
                                                                            ============       =============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $      42,232       $      65,253
   Income taxes paid (refunded)                                            $     (76,197)      $     452,211


See notes to condensed consolidated financial statements.



                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 1999, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited) has been derived from the Company's June 30, 1998 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's June 30, 1998 annual report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of full year operating results.

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

3.   Computation of Net Earnings (Loss) Per Share

     Basic  earnings  (loss) per share was  computed  by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months and nine months ended March 31, 1999 and 1998.

     Diluted  earnings  (loss) per share was  computed by dividing  net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted earnings (loss) per share for all periods presented herein.

4.   Notes Payable

     The Company maintains a $3,000,000 Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate. This facility is presently available for an indefinite period.

     The Company maintained a $3,000,000 Revolving Line of Credit facility with a commercial bank. This facility was available to the Company through February 28, 1999. Due to a change in loan terms sought by the commercial bank, the Company let this facility lapse on its expiration date.

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

                                                 Financial Information about
                                                Reportable Operating Segments

                                                               Three Months Ended                      Nine Months Ended
                                                                    March 31,                              March 31,
                                                         --------------------------------       --------------------------------
                                                             1999               1998                  1999              1998
                                                         --------------    --------------       --------------     -------------

SALES TO UNAFFILIATED CUSTOMERS:
     Insituform East, Incorporated and
        wholly-owned subsidiaries
        (collectively, "East")                           $ 4,112,395        $ 2,415,883         $ 12,279,560        $13,997,411
     Midsouth Partners                                      880,754           1,731,462            4,659,635          4,785,842
                                                         -----------        -----------         ------------        -----------

     Total Sales to Unaffiliated Customers               $ 4,993,149        $ 4,147,345         $ 16,939,195        $18,783,253
                                                         ===========        ===========         ============        ===========

RECONCILIATION OF SALES BY SEGMENT
   Total Sales
     East                                                $ 4,118,989        $ 2,593,541         $ 12,350,420        $14,212,648
     Midsouth Partners                                      880,754           1,731,462            4,659,635          4,808,625
   Less:  Intersegment Sales
     East to Midsouth Partners                               (6,594)           (177,658)             (70,860)          (215,237)
     Midsouth Partners to East                                   (0)                 (0)                  (0)           (22,783)
                                                         -----------        -----------         ------------        -----------

     Total Sales to Unaffiliated Customers               $ 4,993,149        $ 4,147,345         $ 16,939,195        $18,783,253
                                                         ===========        ===========         ============        ===========

RECONCILIATION OF EARNINGS (LOSS)
   BEFORE INCOME TAXES, CREDIT
   (PROVISION) FOR INCOME TAXES AND
   NET EARNINGS (LOSS) BY SEGMENT

     East
        Earnings (Loss) Before Income Taxes              $  (687,211)       $  (936,874)        $   (614,936)       $  289,789
        Credit (Provision) for Income Taxes                 268,000             365,000              240,000          (113,000)
                                                         -----------        -----------         ------------        ----------
        Net Earnings (Loss)                              $  (419,211)       $  (571,874)        $   (374,936)       $  176,789
                                                         ===========        ===========         ============        ==========


     Midsouth Partners
        Earnings (Loss) Before Income Taxes              $  (317,871)       $  (179,002)        $   (378,738)       $ (480,639)
        Credit (Provision) for Income Taxes                 124,000              69,000              148,000           187,000
                                                         -----------        -----------         ------------        ----------
        Net Earnings (Loss)                              $  (193,871)       $  (110,002)        $   (230,738)       $ (293,639)
                                                         ===========        ===========         ============        ==========


     Consolidated Total
        Earnings (Loss) Before Income Taxes              $(1,005,082)       $(1,115,876)        $   (993,674)       $ (190,850)
        Credit (Provision) for Income Taxes                 392,000             434,000              388,000            74,000
                                                         -----------        -----------         ------------        ----------
        Net Earnings (Loss)                              $  (613,082)       $  (681,876)        $   (605,674)       $ (116,850)
                                                         ===========        ===========         ============        ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview and Outlook

     The Company reported a consolidated net loss of -$613,082 (-$0.14 per share) on sales of $5.0 million for the third quarter of fiscal 1999 ended March 31, 1999, resulting in a consolidated net loss for the first nine months of fiscal 1999 of -$605,674 (-$0.14 per share) on sales of $16.9 million. In the previous year, the Company recognized a net loss of -$681,876 (-$0.16 per share) on sales of $4.1 million for the third quarter and a net loss of -$116,850 (-$0.03 per share) on sales of $18.8 million for the first nine months. The Company attributed its unfavorable results for the third quarter and first nine months of fiscal 1999 to Midsouth Partners' acceptance of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by Insituform Technologies, Inc. ("ITI") against the Company and its majority-controlled subsidiary, Midsouth Partners, and an increase in discounted sales performed by the Company's East operating segment (consisting of the Company's Landover, Maryland based operations and its wholly-owned subsidiaries).

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates that the combination of a regular component of sales at normal margins and increased production capacity for anticipated net increases in discounted sales will be required through the remainder of fiscal 1999 and beyond to absorb both normal and expected operating costs and the additional anticipated costs associated with continuing litigation and arbitration with ITI over the future of Midsouth Partners.

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

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $23.9 million at March 31, 1999 as compared to $26.2 million at March 31, 1998. The twelve-month backlog at March 31, 1999 was approximately $10.4 million as compared to $11.5 million at March 31, 1998. The total backlog value of all uncompleted and multi-year contracts at March 31, 1999 and 1998 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities subject further to the irregularities of individual work releases.

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

Results of Operations

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

     The Company recognized a consolidated net loss of -$613,082 (-$0.14 per share) on sales of $5.0 million for the third quarter of fiscal 1999 ended March 31, 1999 as compared to a net loss of -$681,876 (-$0.16 per share) on sales of $4.1 million for the third quarter of fiscal 1998 ended March 31, 1998. The Company attributed its unfavorable third quarter fiscal 1999 results to Midsouth Partners' acceptance of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by ITI against the Company and Midsouth Partners, and an increase in discounted sales performed by the Company's East operating segment.

     Sales increased $0.84 million (20%) from $4.15 million for the three months ended March 31, 1998 to $4.99 million for the three months ended March 31, 1999. Comparable period sales for East increased 70% primarily as a result of significant increases in available work. Comparable period sales for Midsouth Partners decreased 49% primarily as a result of assignment of resources from revenue producing activities to job completion tasks on several incomplete projects during the quarter.

     Cost of sales increased 18% in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. As a result, gross profit (loss) as a percentage of sales improved from a gross profit (loss) of -9% of sales for the third quarter of fiscal 1998 to gross profit (loss) of -7% of sales for the third quarter of fiscal 1999. The improvement in gross profit (loss) as a percentage of sales is due primarily to absorption of semi-fixed costs over higher sales volume for East more than offsetting the impact of additional job completion costs incurred by Midsouth Partners during the third quarter of fiscal 1999.

     Selling, general and administrative expenses increased $124,927 (12%) for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, due primarily to costs incurred in connection with litigation initiated by ITI against the Company and Midsouth Partners.

Nine Months Ended March 31, 1999 Compared with Nine Months Ended March 31, 1998

     The Company recognized a consolidated net loss of -$605,674 (-$0.14 per share) on sales of $16.9 million for the first nine months of fiscal 1999 ended March 31, 1999 as compared to a consolidated net loss of -$116,850 (-$0.03 per share) from sales of $18.8 million for the first nine months of fiscal 1998 ended March 31, 1998. The Company's unfavorable fiscal 1999 results were due primarily to the Company's third quarter loss. The Company's results for the first nine months of fiscal 1998 were due primarily to its third quarter loss, offset to some extent by an exceptional volume of sales revenue recognized during the period from the installation phase of a nearly year long $4.7 million project performed for the owners of the Perry Nuclear Power Plant in Perry, Ohio and installed between mid-September and early October, 1997 by the Company's East operating segment.

     Sales decreased $1.9 million (10%) from $18.8 million for the nine months ended March 31, 1998 to $16.9 million for the nine months ended March 31, 1999. Comparable period sales for East decreased 12% primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal 1998. Comparable period sales for Midsouth Partners decreased 3% primarily as a result of the assignment of resources to job completion tasks during the third quarter of fiscal 1999 more than offsetting the impact of increased production capacity during the first two quarters of fiscal 1999.

     Cost of sales decreased 5% in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. As a result, gross profit as a percentage of sales decreased from 13% of sales for the first nine months of fiscal 1998 to 9% of sales for the first nine months of fiscal 1999. The decrease in gross profit as a percentage of sales is due primarily to absorption of semi-fixed costs over lower sales volume during the first nine months of fiscal 1999.

     Selling, general and administrative expenses decreased $247,264 (7%) for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998, primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal expenses incurred during the third quarter of fiscal 1999.

Financial Condition

     During the nine months ended March 31, 1999, $876,604 in cash was used in the Company's operating activities due primarily to the unfavorable impact of the Company's net operating loss and $1,345,594 increase in Accounts Receivable more than offsetting the favorable impact of a $328,944 increase in Payables and Accruals and $1,533,569 in Depreciation and Amortization expense included in net earnings that did not require the outlay of cash.

     During the first nine months of fiscal 1999, the Company expended $1,671,538 for equipment purchases and other capital improvements and received $1.2 million in proceeds from line of credit advances from CERBCO, Inc. to finance temporary increases in Accounts Receivable balances. Although the Company experienced a $1,492,988 decrease in cash during the first nine months of fiscal 1999, the Company's financial liquidity remained strong with working capital of $5.4 million and a current ratio of 2.26 at March 31, 1999.

     The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, remaining commitments from the Company's intercompany line of credit from CERBCO, Inc. and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

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

     With respect to the Company's non-information technology systems, the Company is still in the preliminary assessment stage. The Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues are identified, implementation plans are developed and executed. The Company has completed corrective action for its office telephone system and its headquarters facility security system, two systems that were identified as not being Year 2000 compliant.

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

     The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $200,000. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. Specifically, this estimate would change if, after receipt of information from key suppliers or customers, a formal contingency plan required development and implementation. The Company has incurred $21,000 in implementation costs through March 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                  Antitrust Suit - United States District Court

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

              Declaratory Judgment Action - Delaware Chancery Court

     On March 11, 1999, Insituform Technologies, Inc. ("ITI") filed a declaratory action (the "Declaratory Judgment Action") in the Chancery Court of Delaware against Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of the Company, and the Company's majority-controlled subsidiary partnership, Midsouth Partners ("Midsouth"), seeking confirmation of ITI's ability to terminate Midsouth's Insituform process Sub-License Agreement (the "Midsouth Sub-License Agreement") for the use of the Insituform process in the territory covering Tennessee and portions of Mississippi and Kentucky (the "Midsouth Territory"). ITI also gave notice of termination of the Midsouth Partnership effective upon the later of (i) 120 days from the date of the notice or (ii) entry of the order requested by ITI in the Delaware Chancery Court.

     On April 1, 1999, Midsouth and Insitu answered the Declaratory Judgment Action and counterclaimed for breaches of fiduciary and contract obligations by ITI and for an injunction and a stay of the Declaratory Judgment Action pending the outcome of arbitration. At the same time, Insitu filed a demand for arbitration, which was served upon ITI and Insituform Southwest, Inc., with the American Arbitration Association. This demand alleges that the purported termination and dissolution of Midsouth is in violation of partnership and fiduciary obligations owed to Insitu under applicable law and that such action is being undertaken to usurp for ITI the opportunities of Midsouth in the Midsouth Territory. The claims for arbitration include, among other things, a declaration that Insitu is entitled to continue the business of Midsouth and to use either Midsouth's current ITI licenses or new licenses for the additional use of the Insituform and NuPipe processes, and for an amount of appropriate damages. ITI has denied the allegations of Insitu in the arbitration and has counterclaimed that Insitu has breached fiduciary duties to the other partners in Midsouth and committed acts of malfeasance in exercising control of Midsouth in such a manner that Midsouth sustained losses in calendar years 1997 and 1998.

     In a Memorandum Opinion decided April 16, 1999, the Chancery Court of Delaware granted Insitu's motion for a temporary restraining order and denied ITI's motion for summary judgment. Thereafter, ITI gave a second notice purporting to terminate Midsouth effective August 17, 1999.

     Pursuant to the Court's Memorandum Opinion of April 16, 1999, as corrected April 19, 1999, the Chancery Court of Delaware issued a Preliminary Injunction Decree on May 7, 1999 enjoining ITI from exploiting the Insituform process in the Midsouth Territory until August 17, 1999, or the further order of the Court. The Court further ordered ITI to deposit in an interest-bearing escrow account 7% of the proceeds generated by any contract contemplating exploitation of the Insituform process in the Midsouth Territory the right to which ITI has won or wins as a result of bids it submitted or submits before the entry of this Decree, which funds shall be held for the potential benefit of Insitu. The Court further ordered ITI to provide technical support and Insitutube materials to Midsouth Partners for the duration of this injunction and ordered all parties to proceed expeditiously to submit to and proceed with the arbitration commenced by Insitu on April 1, 1999.

     It is the present intention of Insitu and Midsouth that this matter be resolved by such arbitration, and accordingly, Midsouth has represented that it will not bid in the Midsouth Territory for additional projects using the Insituform process without the agreement of ITI or 72 hours prior notice to ITI. The Company anticipates the arbitration proceedings and Delaware Chancery Court proceedings will be substantially concluded, with the exception of calculation of any damages, on or before August 17, 1999. Although the outcome and consequences of such proceedings cannot be ascertained at this time, and the results of such legal proceedings cannot be predicted with certainty; the Company, through Midsouth Partners and Insitu, intends to enforce its rights under the Midsouth Sub-License Agreement and the Midsouth Partners Partnership Agreement and to hold ITI and its subsidiaries liable for their violations of these agreements.

     The Company is a party to other claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

Item 5.  Other Information

     On May 11, 1999, the Company reported that, commencing Wednesday, May 12, 1999, trading in its shares of common stock will shift from the Nasdaq National Market(R) to The Nasdaq SmallCap Market(SM). The Company's Nasdaq trading symbol, INEI, remains unchanged. The shift in trading to The Nasdaq SmallCap Market was implemented because the Company's present market size did not permit continued maintenance under the rules of the larger National Market system.

     The Company noted that The Nasdaq SmallCap Market offers both the Company and its present and prospective shareholders continuous transaction data in terms of price and volume activity similar to the Nasdaq National Market, including vigorous competition among multiple market makers. Bid and asked prices, last-sale prices and volume information are available throughout the trading day. High, low and closing price information will continue to appear in major newspapers such as The Wall Street Journal and The Washington Post.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one Report on Form 8-K during the three months ended March 31, 1999. This Report on Form 8-K, dated March 18, 1999, reported on Item
5. Other Events. This report includes a discussion of correspondence received by the Company from Insituform Technologies, Inc. ("ITI") dated March 11, 1999 and the Company's March 17, 1999 response to such correspondence. No financial statements were filed with this report.

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSITUFORM EAST, INCORPORATED
                                                    (Registrant)


Date  May 17, 1999                      /s/ Robert W.  Erikson
      ------------                      ----------------------------------------
                                        Robert W. Erikson
                                        President



Date May 17, 1999                       /s/ Raymond T.  Verrey
     ------------                       ----------------------------------------
                                        Raymond T. Verrey
                                        Chief Financial Officer