Form 10-K
period 1999-06-30
INSITUFORM EAST INC
filed 1999-09-28
CIK 355431

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the fiscal year ended:                                June 30, 1999
                                     OR

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

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 10, 1999, was $4,211,057.

As of September 10, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:

                     Common Stock                4,059,266
                     Class B Common Stock          297,596
                     Total                       4,356,862

                   Documents Incorporated by Reference:

                                  None

Total number of pages of this report: 38   Index to Exhibits located at page: 34

                                                  TABLE OF CONTENTS

PART I                                                                     Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .     9

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .    10

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .     12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . .    13

Item 7a. Quantitative and Qualitative Disclosures About Market Risk. . .     16

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . .    16

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .     16

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . .    34

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .    34

Item 12. Security Ownership of Certain Beneficial Owners and Management .    34

Item 13. Certain Relationships and Related Transactions. . . . . . . . .     34

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     34



                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS

                                 Pages 18 and 19

                                  PART I

Item 1.  Business

(a)      General Development of Business

         Insituform East, Incorporated (the "Company" or "Registrant") was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company and its subsidiaries have been engaged in the business of rehabilitating underground sewers and other pipelines principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) process product line.

         Between 1982 and 1986, the Company added western Pennsylvania, Ohio, three Kentucky counties and West Virginia to its original Insituform process licensed territory of Maryland, Virginia, the District of Columbia, Delaware and eastern Pennsylvania.

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

         In September 1987, the Company established a branch facility in Cincinnati, Ohio, to support operating activities in the western region of its licensed territory. In March 1998, the Company closed its Ohio branch facility and completed an orderly plan to transfer the functions, personnel and equipment to the Company's Landover, Maryland headquarters facility. In March 1999, the Company reestablished a branch facility in Cincinnati, Ohio.

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

         In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize cured-in-place pipe ("CIPP") rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

         The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

         For financial reporting purposes for the fiscal years ended June 30, 1999, 1998 and 1997, the Company has included its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners, in its consolidated financial statements. Prior to the fiscal year ended June 30, 1996, the Company accounted for its minority investment in Midsouth Partners using the equity method.

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

                                            Financial Information about
                                          the Company's Operating Segments

       (In thousands)                                                        Fiscal Years Ended June 30,
                                                                      ---------------------------------------------
                                                                           1999           1998            1997
                                                                      ---------------------------------------------
       SALES TO UNAFFILIATED CUSTOMERS:
          Insituform East, Incorporated and wholly-owned
            subsidiaries (collectively, "East")                          $16,986       $17,521        $19,343
          Midsouth Partners                                                6,329         6,370          7,199
                                                                         -------        ------        -------
                           TOTAL SALES TO UNAFFILIATED COMPANIES         $23,315       $23,891        $26,542
                                                                         =======       =======        =======

       Earnings (Loss) from Operations
          East                                                           $(1,755)      $  (306)       $(1,296)
          Midsouth Partners                                               (1,046)       (1,593)           384
                                                                         -------       -------         ------
                           TOTAL EARNINGS (LOSS) FROM OPERATIONS         $(2,801)      $(1,899)       $  (912)
                                                                         =======       =======        =======

       NET Earnings (Loss) CONTRIBUTION
          East                                                           $  (787)      $   131        $  (632)
          Midsouth Partners (net of non-owned interests)                    (329)         (463)            88
                                                                            -----       -------        -------
                           NET EARNINGS (LOSS)                           $(1,116)      $  (332)       $  (544)
                                                                          =======       =======        =======

       ASSETS
          East                                                           $17,267       $16,528        $18,001
          Midsouth Partners                                                3,310         4,424          5,064
                                                                          -------       -------        -------
                           TOTAL ASSETS                                  $20,577       $20,952        $23,065
                                                                          =======       =======        =======




(c)      Narrative Description of Business

         Insituform East, Incorporated and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device. The Company is certified to ISO 9001 quality standards for the design and installation of its traditional Insituform process product line.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

         On December 9, 1992, Insituform Technologies, Inc. (formerly Insituform of North America, Inc.), through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform(R) process. Insituform East, Inc. is a sublicensee of Insituform Technologies, Inc. ("ITI") for use of the Insituform process. The Company has entered into six sublicense agreements with ITI which grant the Company exclusive rights to perform the
Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia. The sublicense agreements require the Company to pay ITI a royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. In the event the Company performs the Insituform process outside its exclusive territory, the sublicense agreements require it to pay a royalty of from 8% to 12% of the gross contract price to the independent Insituform sublicensee of such other territory in addition to all royalties due ITI.

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

         On December 29, 1997, Insituform East entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement will automatically extend for one year periods unless notice of termination is provided by either party six months prior to the end of any such annual period.

         Under the terms of the Midsouth Settlement Agreement executed July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and additionally obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth.

         Effective July 20, 1999, Midsouth Partners also executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extends for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

         The Company has also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory is identical to the Company's licensed Insituform territory. The Company has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' NuPipe License Agreement was relinquished effective July 20, 1999.

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

         Although management of the Company believes these patents are important to the Insituform business of the Company, there can be no assurance that the validity of the patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of the patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company has relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and its significant CIPP installation experience coupled with the Company's high degree of market recognition should enable the Company to compete effectively in the pipeline rehabilitation market in the future as Insituform patents expire or become obsolete.

CUSTOMERS

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities cities, counties, state agencies and regional authorities. During the year ended June 30, 1999, a county government in the Washington D.C. metropolitan area, Federal Government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue. During the year ended June 30, 1997, Federal Government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues.

SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube material, the Company is aware of other suppliers of felt tube materials and other materials used in CIPP rehabilitation. The Company presently relies upon ITI for its supply of Insitutube(R) material for its Insituform process product line. During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $31.1 million at June 30, 1999 as compared to $24.9 million at June 30, 1998. The twelve-month backlog at June 30, 1999 was approximately $13.5 million as compared to $10.7 million at June 30, 1998. The total backlog value of all uncompleted and multi-year contracts at June 30, 1999 and 1998 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

COMPETITION

         The general pipeline reconstruction, rehabilitation and repair business is significantly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies, including cured-in-place pipeline ("CIPP") technology.

         Traditional Methods. CIPP processes conceptually compete with traditional methods of pipe rehabilitation including full replacement, point repair and sliplining. The Company believes CIPP processes usually offer a cost advantage over full replacement as well as the practical advantage of avoiding excavation. In addition, CIPP processes also offer qualitatively better rehabilitation than sliplining which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States, but the Company considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with CIPP processes. As a practical matter, competition for the Company typically begins at the point an end user has conceptually determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its Insituform licensed territory and believes there is significant potential into the future for the alternative CIPP processes available through its Midsouth Partners subsidiary.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-one years, and the broader range of design alternatives available with a CIPP process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continues to present a significant CIPP capability advantage over alternative trenchless products and newer entrants.

         The principal areas of competition in general pipeline reconstruction, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity and the price. The Company believes that CIPP processes compete favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install CIPP products with little or no excavation at prices typically at or below traditional open trench replacement methods is of substantial competitive advantage. Further, and despite a small reduction in pipe diameter resulting from the installation of a CIPP product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place pipe ("CIPP") installation experience or inferior products hoping that cheap price alone might permit them to succeed against the Company's quality and time tested CIPP rehabilitation capability. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company`s overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capability continues to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate traditional "low-bid" award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes five sales representatives assigned to serve the Company's municipal,
Federal Government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of the Insituform process.

RESEARCH AND DEVELOPMENT

         The Company is confident of its present capability to provide pipeline rehabilitation services to its customers primarily using CIPP processes. Insituform East relies on its Insituform process licensor, ITI, for major research and development of the Company's Insituform process product line. On a continuing basis, however, the Company expends engineering efforts to improve CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

         The Company does not anticipate any material impediments in the use of CIPP processes arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.


EMPLOYEES

         At June 30, 1999, the Company employed 204 full-time personnel, including 40 full-time personnel employed in the Company's Midsouth Partners operating segment.

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

         The Company also leases a 5,460 square foot facility in Cincinnati, Ohio to serve East's customers in the western region of its licensed territory.

Item 3.  Legal Proceedings

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

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. On August 17, 1998, the Company filed its answer denying plaintiffs' claims and a motion to dismiss this action. The Court has not yet taken action with respect to this motion. The plaintiffs' counsel has recently moved to withdraw from the case.

         Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of the Company.

           Settlement of Midsouth Partners Litigation and Arbitration

         As previously reported, on March 11, 1999, Insituform Technologies, Inc. ("ITI") filed a declaratory action (the "Declaratory Judgment Action") in the Chancery Court of Delaware against Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of the Company, and the Company's majority-controlled subsidiary partnership, Midsouth Partners ("Midsouth"), seeking confirmation of ITI's ability to terminate Midsouth's Insituform process Sub-License Agreement (the "Midsouth Sub-License Agreement") for the use of the Insituform process in the territory covering Tennessee and portions of Mississippi and Kentucky (the "Midsouth Territory"). ITI also gave notice of termination of the Midsouth Partnership effective upon the later of (i) 120 days from the date of the notice or (ii) entry of the order requested by ITI in the Delaware Chancery Court.

         On April 1, 1999, Midsouth and Insitu answered the Declaratory Judgment Action and counterclaimed for breaches of fiduciary and contract obligations by ITI and for an injunction and a stay of the Declaratory Judgment Action pending the outcome of arbitration. At the same time, Insitu filed against ITI and Insituform Southwest, Inc. a demand for arbitration with the American
Arbitration Association. Insitu's arbitration complaint alleged that ITI's purported termination and dissolution of Midsouth was in violation of partnership and fiduciary obligations owed to Insitu under applicable law and that such action was undertaken to usurp for ITI the opportunities of Midsouth in the Midsouth Territory.

         On May 7, 1999, the Delaware Chancery Court issued a Preliminary Injunction Decree enjoining ITI from exploiting the Insituform Process in the Midsouth Territory and ordering the arbitration commenced by Insitu to proceed. On July 19, 1999, the American Arbitration Association notified the parties of its decision to set hearings in late July and agreement to go forward on the merits of Insitu's complaint.

         On July 20, 1999, ITI entered into settlement with the Company and related parties concerning Midsouth Partners (the "Midsouth Settlement Agreement"). Under terms of the Midsouth Settlement Agreement, all remaining disputes before the Delaware Chancery Court and the American Arbitration Association were dismissed. On July 26, 1999, the Company filed a copy of the Midsouth Settlement Agreement and a related press release with the Securities and Exchange Commission under Form 8-K.

         The Company is a party, both as plaintiff and defendant, to claims and litigation arising from and in the ordinary course of its business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims or such litigation, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

(a)      Market Information

         (i)  Common Stock

         The Company's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") Nasdaq SmallCap Market . Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together. Prior to May 12, 1999, the Company's Common Stock was traded on the Nasdaq National Market System. The shift to the Nasdaq SmallCap Market was implemented because the Company's market size did not permit continued maintenance under the rules of the larger National Market System. Quotations for such shares are reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the trading symbol INEI.

         The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 1999 as reported by NASDAQ:

                                    Bid Prices* For Common Stock
                     -----------------------------------------------------------

                     Quarter Ended                        High           Low

                       1997
                           September 30                  $2.88         $2.38
                           December 31                   $3.50         $2.13
                       1998
                           March 31                      $3.00         $2.25
                           June 30                       $2.56         $2.19
                           September 30                  $2.38         $2.13
                           December 31                   $2.25         $1.00

                       1999
                           March 31                      $2.25         $0.75
                           June 30                       $1.44         $1.00

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

(b)       Holders

         As of September 10, 1999, there were 605 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividend Policy

         The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during the fiscal years ended June 30, 1999 and 1998, primarily as a result of negative operating results experienced during the fiscal years ended June 30, 1999, 1998 and 1997.

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

(in thousands, except per share and return on equity amounts)
                                                                           Years Ended June 30,
                                                    --------------------------------------------------------------
                                                          1999         1998        1997        1996         1995
                                                          ----         ----        ----        ----         ----
SUMMARY OF OPERATIONS:
Sales                                                  $ 23,315     $ 23,891    $ 26,542    $ 30,471     $ 21,594
Gross Profit                                           $  1,698     $  2,700    $  4,119    $  8,182     $  6,578
Earnings (loss) before income taxes                    $ (1,829)    $   (545)   $   (888)   $  2,753     $  3,496
Net earnings (loss)                                    $ (1,116)    $   (332)   $   (544)   $  1,679     $  2,120
Net earnings (loss) per share                          $  (0.26)    $  (0.08)   $  (0.12)   $   0.38     $   0.48
Weighted average number of shares                         4,357        4,357       4,357       4,420        4,377
Dividends declared per share:
     Common Stock                                      $     -      $     -     $   0.06    $   0.06     $   0.06
     Class B Common Stock                              $     -      $     -     $   0.06    $   0.06     $   0.06

FINANCIAL POSITION:
Working capital                                        $  4,068     $  6,952    $  7,641    $  8,709     $  5,412
Total assets                                           $ 20,577     $ 20,952    $ 23,065    $ 23,189     $ 19,480
Long-term debt                                         $     63     $    105    $    139    $    113     $      -
Stockholders' equity                                   $ 14,286     $ 15,402    $ 15,734    $ 16,539     $ 15,122
Book value per share                                   $   3.28     $   3.53    $   3.61    $   3.79     $   3.47

OTHER:
Average stockholders' equity
     [Weighted average equity during the
      year exclusive of current earnings (loss)]        $15,402     $ 15,734    $ 16,531    $ 15,107     $ 13,247
Return on equity
     [Net earnings (loss) divided by average
      stockholders' equity as defined above]              (7.2%)       (2.1%)      (3.3%)       11.1%        16.0%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$1,115,534 (-$0.26 per share) on sales of $23.3 million for the fiscal year ended June 30, 1999. In the previous year, the Company reported a consolidated net loss of -$331,907 (-$0.08 per share) on sales of $23.9 million. The Company attributed its unfavorable fiscal 1999 results to Midsouth Partners' acceptance of additional job completion costs on several incomplete projects, costs incurred in connection with litigation initiated by Insituform Technologies, Inc. ("ITI") against the Company and its majority-controlled subsidiary, Midsouth Partners, and an increase in discounted sales performed by the Company's East operating segment (consisting of the Company's Maryland and Ohio based operations and its wholly-owned subsidiaries.)

         With respect to forward-looking information, while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders and the curtailment of further legal costs as a result of the Midsouth Settlement Agreement effective July 20, 1999, the Company presently anticipates modest but positive operating results for the first quarter ending September 30, 1999. A combination of additional sales at normal margins and increased production levels will be required to sustain positive operating results for the remaining quarters of fiscal 2000.

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

         The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place pipe ("CIPP") installation experience or inferior products hoping that cheap price alone might permit them to succeed against the Company's quality and time tested CIPP rehabilitation capability. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company`s overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capability continues to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate traditional "low-bid" award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.


Results of Operations:


Key Statistics:                                                      1999             1998             1997
                                                                     ----             ----             ----
        Sales (100%)                                             $23,315,198       $23,891,215      $26,541,542
        Gross profit                                                  7%               11%              16%
        Selling, general and administrative expenses                 19%               19%              19%
        Net earnings (loss)                                          (5%)              (1%)             (2%)



        The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using the patented Insituform(R) process. Although the Company does rehabilitate pipelines using the NuPipe(R) process, does custom design and build special machinery and does perform manhole rehabilitation and pipeline cleaning and television inspection services exclusive of the Insituform process, over 89% of the Company's revenues for the years ended June 30, 1999, 1998 and 1997 came from contracts with customers to rehabilitate existing pipelines using the Insituform process.

        The consolidated results of operations include the accounts of the Company and its wholly-owned subsidiary corporations (collectively, "East") and its majority-controlled subsidiary partnership, Midsouth Partners (wholly-owned since July 20, 1999).

        Consolidated sales decreased $570,000 (2%) from $23.89 million in fiscal 1998 to $23.32 million in fiscal 1999. Comparable period sales for East decreased 3% primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal 1998. Comparable period sales for Midsouth Partners decreased 1% primarily as a result of the assignment of resources to job completion tasks more than offsetting the impact of increased productive capacity during the year.

        Consolidated sales decreased $2.65 million (10%) from $26.54 million in fiscal 1997 to $23.89 million in fiscal 1998 primarily as a result of reduced workable backlog levels experienced during the last three quarters of fiscal 1998. East sales decreased 9% in fiscal 1998; Midsouth Partners sales decreased 12%.

        The Company varies its prices according to pipe sizes and other contract conditions. Aditionally, the Company has generally incorporated anticipated cost increases resulting from inflation, ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and operating results.

        The Company's gross profit as a percentage of sales revenues was 7%, 11% and 16% for fiscal 1999, 1998, and 1997, respectively. The decrease in fiscal 1999 gross profit margin as compared to fiscal 1998 is due primarily to Midsouth Partners' acceptance of additional job completion costs on several incomplete projects and an increase in discounted sales performed by the Company's East operating segment. The decrease in fiscal 1998 gross profit margin as compared to fiscal 1997 is due primarily to reduced margins on work performed by Midsouth Partners more than offsetting improved margins recognized by East. Improved East margins are due in part to completion of the Perry Nuclear project and a mix of work that included a reduced volume of discounted work and work subcontracted to others in fiscal 1998. Reduced margins for Midsouth Partners are principally due to the combination of discounted sales and substantial cost overruns on two significant projects.

        Selling, general and administrative expenses decreased $100,318 in fiscal 1999 as compared to fiscal 1998 primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal costs associated with the future of Midsouth Partners.

        Selling, general and administrative expenses decreased $431,495 (9%) in fiscal 1998 as compared to fiscal 1997 primarily as a result of reduced legal expenses and lower costs to support reduced production activities during fiscal 1998. Additional legal costs were incurred during fiscal 1997 in connection with the Inliner U.S.A./CAT Contracting antitrust lawsuit.

Liquidity and Capital Resources


Key Statistics:                                                        1999             1998             1997
                                                                       ----             ----             ----
        Working Capital                                             $4,067,819       $6,952,085       $7,640,675
        Current Ratio                                                1.8 to 1         3.5 to 1         3.1 to 1
        Cash provided by (used in) Operations                       $(800,306)       $1,365,245        $ 726,322
        Capital Expenditures                                        $2,425,409       $1,695,586       $2,450,846


         During the fiscal year ended June 30, 1999, $800,306 in cash was used in the Company's operating activities, due primarily to the Company's $1.1 million net loss for the year, as $2.1 million in depreciation and amortization not requiring the outlay of cash was offset by a $1.4 million increase in Accounts Receivable and a $0.7 million decrease in Deferred Income Taxes. The Company's working capital position remains adequate with working capital of $4.07 million and a current ratio of 1.8 to 1 at June 30, 1999.

         Capital expenditures during fiscal 1999, 1998, and 1997 included purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities and purchases of vehicles and production equipment to replace aging units. Net borrowings of $1.8 million on the Company's intercompany line of credit were required to finance fiscal 1999 cash used in operating activities and capital expenditures.

         During fiscal 1997 the Company declared cash dividends of $261,412, $0.06 per share, to its Common Stock and Class B Common Stock shareholders. During fiscal 1998, Midsouth Partners received capital contributions of $276,000 and loans of $250,000 from non-owned interests. During fiscal 1997 Midsouth Partners paid cash distributions of $101,200 to non-owned interests.

         The Company maintains a $3,000,000 unsecured intercompany line of credit with CERBCO, Inc. to meet the Company's short-term cash flow requirements. This line of credit was increased to $4,500,000 on August 12, 1999 to finance the Company's purchase of the remaining partnership interests in Midsouth Partners in connection with the Midsouth Settlement Agreement effective July 20, 1999. The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the available intercompany line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance the cash requirements of future capital expenditures.

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

         With respect to the Company's information technology systems, the Company's primary accounting and information processing system is Year 2000 ready and will recognize years 2000 through 2029 in the proper century. The Company's preliminary assessment of supporting information systems was that these systems either were Year 2000 ready, could be modified to become Year 2000 ready, or would not have a significant impact on either the primary accounting and information system or the Company's operating activities should non-compliant systems not be properly modified. Vendor-supplied modifications for supporting information systems were implemented and tested prior to June 30, 1999, and are believed to be Year 2000 ready.

         With respect to the Company's non-information technology systems, the Company is dependent on information from vendors and suppliers in assessing and evaluating these systems. As potential Year 2000 issues were identified during the preliminary assessment stage, implementation plans were developed and executed. The Company initiated and completed corrective action for its office telephone system and headquarters facility security system, two systems that were identified as not being Year 2000 ready.

         With respect to the Company's suppliers and customers, the Company has initiated preliminary correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 ready or expect to be Year 2000 ready by December 31, 1999. The Company will continue to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and is monitoring Year 2000 readiness from respondents not as yet Year 2000 ready.

         The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $50,000. This estimate is based on presently available information and may require future reassessment. Specifically, this estimate would change if, after receipt of additional information from key suppliers or customers, a modified contingency plan requires development and implementation. The Company has incurred $25,000 in implementation costs through June 30, 1999.

         There can be no assurances that the Company's Year 2000 Plan will be successful. The Company is dependent on vendors to identify and correct Year 2000 issues related to the Company's utilities and equipment using computerized components. In addition, if key vendors fail to provide materials critical to its operations, or with sufficient electrical power or other utilities, or if transportation of the Company's personnel and equipment is seriously impeded; then any such failure or impedance could have a material adverse effect on the operational performance and financial condition of the Company.

         In addition, if major municipal, industrial or Federal government customers are seriously affected, directly or indirectly, by Year 2000 issues such that pipeline rehabilitation programs are delayed or abandoned, this too could have a material adverse effect on the operational performance and financial condition of the Company.

         The Company established a contingency plan, effective June 30, 1999, based primarily on potential actions that would be required if key vendors or customers are unable to address and resolve Year 2000 issues that would directly or indirectly impact the Company's ability to conduct normal business operations in the Year 2000 and beyond. Specifically, the Company has identified potential alternate vendors for critical installation materials, tube and resin, in case primary tube and resin suppliers fail to provide materials critical to the Company's operations. In addition, the Company intends to rely on the geographic separation of its operations facilities and reallocate resources as necessary should vendors fail to supply sufficient electrical power or other utilities to an operations facility, or if transportation of the Company's personnel and equipment is seriously impeded in a particular geographic area.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See  financial  statements  and  supplementary   financial  information
following Item 9 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and F inancial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
McLean, Virginia



September 23, 1999



                                           INSITUFORM EAST, INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended June 30,
                                                         ----------------------------------------------------
                                                                    1999       1998              1997
                                                         ----------------------------------------------------

       Sales                                               $23,315,198       $23,891,215       $26,541,542
                                                           -----------       -----------       -----------

       Costs and Expenses:
            Cost of sales                                   21,617,623        21,190,803        22,422,831
            Selling, general and administrative              4,498,634         4,598,952         5,030,447
                                                           -----------       -----------       -----------
                 Total Costs and Expenses                   26,116,257        25,789,755        27,453,278
                                                           -----------       -----------       -----------

       Loss from Operations                                 (2,801,059)       (1,898,540)         (911,736)

       Investment Income                                        65,750            71,199           132,643
       Interest Expense                                        (85,013)          (77,203)          (39,871)
       Other Income                                            261,324           333,235           127,647
                                                           -----------       -----------       -----------

       Loss Before Income Taxes
          and Non-owned Interests                           (2,558,998)       (1,571,309)         (691,317)

       Non-owned Interests in Pretax Loss
          (Earnings) of Midsouth Partners                      730,464         1,026,402          (196,329)
                                                           -----------       -----------       -----------

       Loss Before Income Taxes                             (1,828,534)         (544,907)         (887,646)

       Credit for Income Taxes                                 713,000           213,000           344,000
                                                           -----------       -----------       -----------

       Net Loss                                            $(1,115,534)       $ (331,907)       $ (543,646)
                                                           ============       ===========       ===========

       Basic Loss Per Share                                $     (0.26)       $    (0.08)       $    (0.12)
                                                           ============       ===========       ===========

       Diluted Loss Per Share                              $     (0.26)       $    (0.08)       $    (0.12)
                                                           ============       ===========       ===========




       See notes to consolidated financial statements.






                                           INSITUFORM EAST, INCORPORATED
                                            CONSOLIDATED BALANCE SHEETS
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                          1999            1998
                                                                                 -----------------------------------
                                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                       $ 793,187           $2,148,511
     Accounts receivable:
        Due from customers                                                           6,514,843            5,134,644
        Other                                                                           73,592               45,378
     Inventories                                                                     1,273,402            1,381,861
     Prepaid and refundable income taxes                                                93,532              671,565
     Prepaid expenses                                                                  303,752              401,659
                                                                                    ----------           ----------
        Total Current Assets                                                         9,052,308            9,783,618
Property, Plant and Equipment, at cost less
    accumulated depreciation                                                        11,424,630           11,108,691
Cash Surrender Value of SERP Life Insurance                                             73,785                    0
Other Assets                                                                            26,000               60,000
                                                                                    ----------           ----------
     Total Assets                                                                  $20,576,723          $20,952,309
                                                                                   ===========          ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to CERBCO, Inc.                                                 $ 1,800,000              $     0
     Partner loans to Midsouth Partners                                                400,000              250,000
     Accounts payable                                                                1,366,483            1,120,910
     Accrued compensation and related expenses                                       1,361,115            1,398,806
     Income taxes payable                                                               14,724               27,196
     Current portion of capital lease obligations                                       42,167               34,621
                                                                                    ----------           ----------
        Total Current Liabilities                                                    4,984,489            2,831,533
Deferred Income Taxes                                                                  219,000              915,000
Long Term Capital Lease Obligations                                                     62,662              104,829
Accrued SERP Liability                                                                  55,623                    0
                                                                                    ----------           ----------
     Total Liabilities                                                               5,321,774            3,851,362
                                                                                    ----------           ----------

Non-owned Interests in Consolidated Subsidiary                                         968,596            1,699,060
                                                                                    ----------           ----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value: 10,000,000 shares
      authorized; 4,387,163 shares issued; 4,059,266
      shares outstanding                                                               175,486              175,486
   Class B common stock - $.04 par value: 800,000 shares
   authorized; 297,596 shares issued and outstanding                                    11,904               11,904
   Additional paid-in capital                                                        4,000,424            4,000,424
   Retained earnings                                                                11,288,152           12,403,686
                                                                                    ----------           ----------
                                                                                    15,475,966           16,591,500

   Less cost of 327,897 shares of common stock in                                    1,189,613            1,189,613
                                                                                    ----------           ----------
      treasury
     Total Stockholders' Equity                                                     14,286,353           15,401,887
                                                                                    ----------           ----------
     Total Liabilities and Stockholders' Equity                                    $20,576,723          $20,952,309
                                                                                   ===========          ===========

See notes to consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                                $.04 Par Value                                                           Total
                               $.04 Par Value   Class B Common     Additional         Retained     Common Stock in   Stockholders'
                                Common Stock        Stock        Paid-in Capital      Earnings         Treasury          Equity
                              ------------------------------------------------------------------------------------------------------

Balance - July 1, 1996              $ 175,486         $ 11,904        $4,000,424      $13,540,651     $(1,189,613)      $16,538,852
  Dividends declared                        0                0                 0         (261,412)              0          (261,412)
  Net loss for the year                     0                0                 0         (543,646)              0          (543,646)
                             -------------------------------------------------------------------------------------------------------

Balance - June 30, 1997               175,486           11,904         4,000,424       12,735,593      (1,189,613)       15,733,794
  Net loss for the year                     0                0                 0         (331,907)              0          (331,907)
                             -------------------------------------------------------------------------------------------------------

Balance - June 30, 1998               175,486           11,904         4,000,424       12,403,686      (1,189,613)       15,401,887
  Net loss for the year                     0                0                 0       (1,115,534)              0        (1,115,534)
                             -------------------------------------------------------------------------------------------------------

Balance - June 30, 1999              $175,486          $11,904        $4,000,424      $11,288,152     $(1,189,613)      $14,286,353
                             =======================================================================================================







See notes to consolidated financial statements.




                                            INSITUFORM EAST, INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended June 30,
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
                                                                             1999           1998            1997
                                                                        -----------------------------------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                   $  (1,115,534)    $  (331,907)    $  (543,646)
   Adjustments for noncash items included in net earnings
     (loss):
     Depreciation and amortization                                           2,114,673       2,112,006       1,853,294
     Deferred income taxes                                                    (696,000)       (159,000)        256,000
     Non-owned interests in earnings (loss) of consolidated
         subsidiary                                                           (730,464)     (1,026,402)        196,329
     Accrued SERP Liability                                                     55,623               0               0
   Changes in assets and liabilities
     Receivables                                                            (1,408,413)      1,502,105        (296,041)
     Inventories                                                               108,459         156,156        (378,485)
     Other current assets                                                      675,940         (56,072)       (671,815)
     Payables and accruals                                                     195,410        (831,641)        310,686
                                                                         -------------     -----------     -----------
Net cash provided by (used in) operating activities                           (800,306)      1,365,245         726,322
                                                                         -------------     -----------     -----------

Cash Flows from Investing Activities:
   Capital expenditures                                                     (2,425,409)     (1,695,586)     (2,450,846)
   Increase in cash surrender value of SERP life insurance                     (73,785)              0               0
   Capital contributions to Midsouth Partners by non-owned
     interests                                                                       0         276,000               0
   Cash distributions from Midsouth Partners to non-owned
     interests                                                                       0               0        (101,200)
   Disposal of equipment, net                                                   28,797         170,950          15,350
                                                                         -------------     -----------     -----------
Net cash used in investing activities                                       (2,470,397)     (1,248,636)     (2,536,696)
                                                                         -------------     -----------     -----------

Cash Flows from Financing Activities:
   Dividends paid                                                                    0        (261,412)       (261,412)
   Loans to Midsouth Partners from non-owned interests                         400,000         250,000               0
   Repayment of partner loans by Midsouth Partners                            (250,000)              0               0
   Proceeds from bank line of credit advances                                        0       1,800,000         800,000
   Repayment of line of credit advances to bank                                      0      (1,800,000)       (800,000)
   Proceeds from line of credit advances from CERBCO, Inc.                   2,100,000       2,600,000               0
   Repayment of line of credit advances to CERBCO, Inc.                       (300,000)     (2,600,000)              0
   Principal payments under capital lease obligations                          (34,621)        (28,538)        (39,446)
                                                                         -------------     -----------     -----------
Net cash provided by (used in) financing activities                          1,915,379         (39,950)       (300,858)
                                                                         -------------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                        (1,355,324)         76,659      (2,111,232)
Cash and cash equivalents at beginning of year                               2,148,511       2,071,852       4,183,084
                                                                         -------------     -----------     -----------
Cash and cash equivalents at end of year                                 $     793,187     $ 2,148,511     $ 2,071,852
                                                                         =============     ===========     ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                       $      85,013     $    77,203     $    39,871
     Income taxes paid (refunded)                                        $    (582,561)    $  (160,487)    $   404,066

Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations             $           0     $         0     $    58,543

See notes to consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

1.       Summary of Significant Accounting Policies

Business Operations

         Insituform East, Incorporated (the "Company") and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipeline using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic States and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 8. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates from and after July 20, 1999 substantially without geographic restriction.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Try Tek Machine Works, Inc. and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements also include the accounts of Midsouth Partners, the Company's majority-controlled subsidiary partnership (wholly-owned since July 20, 1999). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

         The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated. Installation of CIPP products is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

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

2.       Accounts Receivable

         Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $-0- both at June 30, 1999 and at June 30, 1998. Other accounts receivable includes expense advances to officers and employees of $14,467 and $20,206 at June 30, 1999 and 1998, respectively.

3.       Investment in Midsouth Partners

         Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, on December 23, 1985, with the Company as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20,1999. The Partnership's general partners at June 30, 1999 were Insitu, Inc., a wholly-owned subsidiary of the Company; Insituform Technologies, Inc. ("ITI"); and Insituform Southwest, Inc., an affiliate of ITI.

         Management and conduct of the business of Midsouth Partners is vested in a Management Committee. At June 30, 1999, the seven-member Partnership Management Committee consisted of four Insitu, Inc. representatives, one ITI representative and one Insituform Southwest, Inc. representative. The seventh Committee representative remained disputed at June 30, 1999. Insituform East did not have majority representation on the Partnership Management Committee prior to a June 12, 1996 arbitration award, which, in connection with a default of the Partnership Agreement by ITI's predecessor in interest, E-Midsouth, Inc., granted Insitu, Inc. the unilateral right to appoint an additional Management Committee member in place of one E-Midsouth, Inc. representative.

         Partnership profits and losses were allocated through June 30, 1999 and until July 20, 1999 to the partners as follows:

         Insitu, Inc.                              42.5%
         Insituform Technologies, Inc.             42.5%
         Insituform Southwest, Inc.                15.0%

         The Company and ITI had each unconditionally committed to advance funds to Midsouth Partners, up to a maximum of $500,000 each, with interest payable at Chase Manhattan Bank's Prime Lending Rate. These commitments, which initially extended through December 31, 1999, were cancelled effective July 20, 1999.

         In March 1999, ITI gave notice of a purported termination of the Midsouth Partners Partnership, purportedly terminated Midsouth Partners' Insituform License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize cured-in-place pipe ("CIPP") rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

         The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:
                                                                                        June 30,
                                                                                  1999              1998

         Land and improvements                                             $ 2,018,587          $ 2,018,587
         Buildings and improvements                                          5,615,186            5,579,498
         Vehicles and production equipment                                  13,303,716           11,853,458
         Small tools, radios and machine shop equipment                      4,466,896            4,545,414
         Office furniture and equipment                                      1,209,718            1,122,254
         Leasehold improvements                                                 94,125               94,500
                                                                           -----------           ----------
                                                                            26,708,228           25,213,711
         Less accumulated depreciation                                      15,283,598           14,105,020
                                                                           -----------           ----------
         Property, plant and equipment, at cost less
              accumulated depreciation                                     $11,424,630          $11,108,691
                                                                           ===========          ===========


         The Company incurred repair and maintenance costs of $1,028,106, $742,308, and $984,060 for the years ended June 30, 1999, 1998, and 1997, respectively.

5.       Notes Payable

         The Company maintains a $3,000,000 Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are unsecured, due on demand, with interest payable monthly at the commercial bank prime lending rate. This facility, which is available for an indefinite period, was increased to $4,500,000 on August 12, 1999 in connection with the Company's acquisition of remaining partnership interests in Midsouth Partners.

         The Company maintained a $3,000,000 Revolving Line of Credit facility with a bank. This facility was available to the Company through February 28, 1999. Due to a change in loan terms sought by the commercial bank, the Company let this facility lapse on its expiration date.

6.       Leases

         Midsouth Partners leases mobile production equipment from an unrelated party. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 1999 is $67,607. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 1999 is as follows:

         Minimum lease payments:

          Year Ending June 30,
                    2000                                                  61,080
                    2001                                                  39,000
                    2002                                                  34,125
                    2003                                                   6,500
                                                                         -------
          Total minimum lease payments                                   140,705
          Less amount representing interest                               35,876
                                                                         -------
          Present value of minimum lease payments                        104,829
          Less current portion                                            42,167
                                                                         -------
          Long-term capital lease obligations                            $62,662
                                                                         =======

         Midsouth Partners leases operations facilities in Nashville and Knoxville, Tennessee. East leases an operations facility in Cincinnati, Ohio. The Company leases equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was $162,750, $452,292, and $499,310 for the years ended June 30, 1999, 1998 and 1997, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $64,710 on noncancelable operating leases during the years ending June 30, 2000, 2001 and 2002, and minimum lease payments of $26,514 and $15,361 on noncancelable operating leases during the years ending June 30, 2003 and 2004, respectively..

7.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income taxes included in the consolidated statements of operations is as follows:

                                                                      Years Ended June 30,
                                                      -----------------------------------------------------
                                                            1999             1998              1997
                                                            ----             ----              ----

       Statutory Federal income tax rate:                    34%              34%               34%
                                                            =====            =====             =====

       Income tax expense (benefit)
          computed at the statutory Federal rate        $(621,700)       $(185,265)        $(301,800)
       State income tax expense (benefit),
          net of Federal tax benefit (expense)           (112,600)         (45,776)          (59,398)
       Non-deductible expenses                             21,300           18,041            17,198
                                                        ----------       ---------         ----------

       Provision (credit) for income taxes              $(713,000)       $(213,000)        $(344,000)
                                                        ===========      =========         =========

       Effective tax rate                                    39%              39%               39%
                                                            =====            =====             =====



                The  provision   (credit)  for  income  taxes  consists  of  the
following:

                                                                      Years Ended June 30,
                                                      -----------------------------------------------------
                                                                1999             1998              1997
                                                                ----             ----              ----
       Current
            Federal                                          $ (15,000)      $ (47,000)         $(523,000)
            State                                             (  2,000)       (  7,000)         (  77,000)
                                                             ----------      ----------         ----------
                                                               (17,000)        (54,000)          (600,000)
                                                             ----------      ----------         ----------
       Deferred
            Federal                                           (607,000)       (139,000)           223,000
            State                                              (89,000)        (20,000)            33,000
                                                             ----------      ----------         ----------
                                                              (696,000)       (159,000)           256,000
                                                             ----------      ----------         ----------

       Total                                                 $(713,000)      $(213,000)         $(344,000)
                                                             ==========      ==========         ==========

                The components of the deferred tax expense  (benefit)  resulting from net temporary differences are as follows:
                                                                      Years Ended June 30,
                                                      -----------------------------------------------------
                                                                1999             1998              1997
                                                                ----             ----              ----

       Depreciation                                          $ (44,000)      $  14,000          $  80,000
       Midsouth Partners segment                                36,000        (188,000)           (10,000)
       Deferred revenue                                         51,000          10,000            201,000
       Deferred compensation                                    (4,000)         12,000            (12,000)
       Other                                                    (6,000)         (7,000)            (3,000)
       Net operating loss carry forward                       (729,000)              0                  0
                                                             ----------      ----------         ----------

       Total                                                 $(696,000)      $(159,000)         $ 256,000
                                                             ==========      ==========         ==========

         Deferred Income Taxes, provided for the tax effect of cumulative temporary differences for income tax and financial reporting purposes, consists of the following:
                                                Years Ended June 30,
                                               1999              1998

Depreciation                               $ 1,071,000       $ 1,115,000
Midsouth Partners segment                      (77,000)         (113,000)
Deferred revenue                                     0           (51,000)
Deferred compensation                          (19,000)          (15,000)
Other                                          (27,000)          (21,000)
Net operating loss carry forward              (729,000)                0
                                            -----------      ------------

Total                                      $   219,000       $   915,000
                                           ============      ============

8.       Commitments and Contingencies

License Agreements

         East has entered into six sublicense agreements with Insituform Technologies, Inc.("ITI") which grant East the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three Kentucky counties. The agreements are for the life of the patents or the patent rights unless sooner terminated by a specified action of East or ITI. The agreements specify that a royalty equal to 8% of the gross contract price of all contracts performed by East utilizing the process, less certain fees, be paid to ITI.

         Midsouth Partners entered into a sublicense agreement with ITI which granted Midsouth Partners the right to perform the Insituform Process in Tennessee, most of Kentucky and northern Mississippi under terms similar to East's sublicense agreements discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' Insituform License Agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

         East has also entered into a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. East has committed to pay royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

         Midsouth Partners entered into a license agreement with NuPipe, Inc. for the sale and installation of pre-formed thermoplastic pipe under the NuPipe process and trademark in Tennessee, most of Kentucky and northern Mississippi under terms similar to East's license agreement discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' NuPipe License Agreement and its requirement to pay royalties were relinquished effective July 20, 1999.
         The East agreements obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for East for the years ended June 30, 1999 and 1998 have been waived by ITI. Payments of minimum annual royalties for Midsouth Partners for the years ended December 31, 1998, and 1997 have been waived by ITI. During the years ended June 30, 1999, 1998, and 1997, the Company incurred royalty expense of $1,244,954, $1,409,696, and $1,428,378, respectively.

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

         Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP pipe rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement , with an initial five year term, automatically extends for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

Pending Litigation

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

         The Company believes it has strong defenses to, and is vigorously contesting, the suit. On August 17, 1998, the Company filed its answer denying plaintiffs' claims and a motion to dismiss this action. The Court has not yet taken action with respect to this motion. The plaintiffs' counsel has recently moved to withdraw from the case.

         Although the ultimate outcome and consequences of the suit cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the suit is meritless and will not have a material adverse effect on the financial condition or the results of operations of the Company.

           Settlement of Midsouth Partners Litigation and Arbitration

         As previously reported, on March 11, 1999, Insituform Technologies, Inc. ("ITI") filed a declaratory action (the "Declaratory Judgment Action") in the Chancery Court of Delaware against Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of the Company, and the Company's majority-controlled subsidiary partnership, Midsouth Partners ("Midsouth"), seeking confirmation of ITI's ability to terminate Midsouth's Insituform process Sub-License Agreement (the "Midsouth Sub-License Agreement") for the use of the Insituform process in the territory covering Tennessee and portions of Mississippi and Kentucky (the "Midsouth Territory"). ITI also gave notice of termination of the Midsouth Partnership effective upon the later of (i) 120 days from the date of the notice or (ii) entry of the order requested by ITI in the Delaware Chancery Court.

         On April 1, 1999, Midsouth and Insitu answered the Declaratory Judgment Action and counterclaimed for breaches of fiduciary and contract obligations by ITI and for an injunction and a stay of the Declaratory Judgment Action pending the outcome of arbitration. At the same time, Insitu filed against ITI and Insituform Southwest, Inc. a demand for arbitration with the American
Arbitration Association. Insitu's arbitration complaint alleged that ITI's purported termination and dissolution of Midsouth was in violation of partnership and fiduciary obligations owed to Insitu under applicable law and that such action was undertaken to usurp for ITI the opportunities of Midsouth in the Midsouth Territory.

         On May 7, 1999, the Delaware Chancery Court issued a Preliminary Injunction Decree enjoining ITI from exploiting the Insituform Process in the Midsouth Territory and ordering the arbitration commenced by Insitu to proceed. On July 19, 1999, the American Arbitration Association notified the parties of its decision to set hearings in late July and agreement to go forward on the merits of Insitu's complaint.

         On July 20, 1999, ITI entered into settlement with the Company and related parties concerning Midsouth Partners (the "Midsouth Settlement Agreement"). Under terms of the Midsouth Settlement Agreement, all remaining disputes before the Delaware Chancery Court and the American Arbitration Association were dismissed. On July 26, 1999, the Company filed a copy of the Midsouth Settlement Agreement and a related press release with the Securities and Exchange Commission under Form 8-K.

Other Contingent Liabilities

         The Company performs services for the U.S. Government under contracts which are subject to audit and potential adjustment. Contract revenues are recorded in amounts which are expected to be realized at contract completion upon final settlement with U.S.
Government representatives.

         The Company is a party, both as plaintiff and defendant, to claims and litigation arising from and in the ordinary course of its business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims or such litigation, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

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

         At June 30, 1999, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

         East and Midsouth Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. During the years ended June 30, 1999, 1998, and 1997, the Company recognized profit sharing expense of $243,123, $47,739, and $276,359, respectively.


11.      Supplemental Executive Retirement Plan

         On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for three of its executive officers who are not otherwise participants in the parent company SERP. The expense for this plan was $59,673 and $17,715 for the fiscal years ended June 30, 1999 and 1998, respectively.

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

12.      Net Loss Per Share

         Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the years ended June 30, 1999, 1998 and 1997.

         Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the years ended June 30, 1999, 1998, and 1997.

13.      Stock Options

         The Company maintains two stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant and are exercisable at the date of the grant.

         On December 1, 1989, the shareholders of the Company adopted the Insituform East, Incorporated 1989 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. The final 60,000 option shares granted December 10, 1993 at a per share exercise price of $2.44 expired December 10, 1998.

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

         The following summary sets forth the activity under the 1989 and 1994 Board of Directors Plans during the past three years:

                                          1994 Board of Directors            1989 Board of Directors
                                             Stock Option Plan                  Stock Option Plan
                                                          Average Price                      Average Price
                                          Shares            Per Share        Shares            Per Share

         Outstanding
              July 1, 1996                    210,000            $ 3.43          240,000            $ 4.75
              Granted                         105,000              2.63                0                 0
              Exercised                             0                 0                0                 0
              Expired                               0                 0          (60,000)             6.63
                                              -------            ------          -------            ------


         Outstanding
              June 30, 1997                   315,000              3.16          120,000              3.81
              Granted                         105,000              2.47                0                 0
              Exercised                             0                 0                0                 0
              Expired                               0                 0          (60,000)             5.19
                                              -------            ------          -------            ------

         Outstanding
              June 30, 1998                   420,000              2.98           60,000              2.44
              Granted                         105,000              1.14                0                 0
              Exercised                             0                 0                0                 0
              Expired                               0                 0          (60,000)             2.44
                                              -------            ------          -------            ------

         Outstanding
              June 30, 1999                   525,000            $ 2.62                0            $ 0.00
                                              =======            ======          =======            ======


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

         Summary information for stock options granted during the years ended June 30, 1999, 1998 and 1997 is as follows:

                                               Years Ended June 30,
                                        1999             1998              1997

     Date of grant                   12/11/98         12/12/97          12/13/96
     Option shares granted            105,000          105,000           105,000
     Per share exercise price           $1.14            $2.47             $2.63
     Fair value per option share         0.43            $0.94             $1.78

         The fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                               Years Ended June 30,
                                        1999             1998              1997

     Risk-free interest rate            4.58%            4.69%             6.06%
     Expected option term             5 years          5 years           5 years
     Expected stock price volatility      38%              38%               86%
     Expected dividend yield               1%               1%                1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share for the years ended June 30, 1999, 1998 and 1997 would be as follows:






                                                   Years Ended June 30,
                                           1999           1998              1997

Net earnings (loss):
   As reported                         $(1,115,534)    $(331,907)    $ (543,646)
   Pro forma                           $(1,145,612)    $(397,349)    $ (666,872)
Basic Net earnings (loss) per share:
   As reported                         $     (0.26)    $   (0.08)    $    (0.12)
   Pro forma                           $     (0.26)    $   (0.09)    $    (0.15)
Diluted Net earnings (loss) per share:
   As reported                         $     (0.26)    $   (0.08)    $    (0.12)
   Pro forma                           $     (0.26)    $   (0.09)    $    (0.15)

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

                                            Financial Information about
                                           Reportable Operating Segments

                                                                           Fiscal Years Ended June 30,
                                                               -----------------------------------------------------
                                                                     1999              1998             1997
                                                                     ----              ----             ----
                                                               -----------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
     Insituform East, Incorporated and
        wholly-owned subsidiaries
        (collectively, "East")                                       $16,986,032      $17,520,974       $19,342,794
     Midsouth Partners                                                 6,329,166        6,370,241         7,198,748
                                                                     -----------      -----------       -----------

                 Total Sales to Unaffiliated Companies               $23,315,198      $23,891,215       $26,541,542
                                                                     ===========      ===========       ===========

RECONCILIATION OF SALES BY SEGMENT
   Total Sales
     East                                                            $17,119,452      $17,825,307       $19,442,214
     Midsouth Partners                                                 6,329,166        6,393,024         7,210,604
   Less:  Intersegment Sales
     East to Midsouth Partners                                          (133,420)        (304,333)          (99,420)
     Midsouth Partners to East                                                            (22,783)          (11,856)
                                                                     -----------      -----------       -----------


                 Total Sales to Unaffiliated Customers               $23,315,198      $23,891,215       $26,541,542
                                                                     ===========      ===========       ===========

INVESTMENT INCOME
     East                                                            $    66,546      $    47,233       $    96,071
     Midsouth Partners                                                    16,037           32,062            36,572
   Less:  Intersegment Income                                            (16,833)          (8,096)
                                                                     -----------      -----------       -----------


                               Total Investment Income               $    65,750      $    71,199       $   132,643
                                                                     ===========      ===========       ===========

INTEREST EXPENSE
     East                                                            $    43,040      $    40,780       $     7,003
     Midsouth Partners                                                    58,806           44,519            32,868
   Less:  Intersegment Expense                                           (16,833)          (8,096)
                                                                     -----------      -----------       -----------


                                Total Interest Expense               $    85,013      $    77,203       $    39,871
                                                                     ===========      ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSE
     East                                                            $ 1,585,234      $ 1,563,709       $ 1,408,437
     Midsouth Partners                                                   529,439          548,297           444,857
                                                                     -----------      -----------       -----------

           Total Depreciation and Amortization Expense               $ 2,114,673      $ 2,112,006       $ 1,853,294
                                                                     ===========      ===========       ===========

RECONCILIATION OF EARNINGS (LOSS)
   BEFORE INCOME TAXES, CREDIT
   (PROVISION) FOR INCOME TAXES AND
   NET EARNINGS (LOSS) BY SEGMENT

     East
        Earnings (Loss) Before Income Taxes                           (1,288,621)     $   213,738       $(1,032,758)
        Credit (Provision) for Income Taxes                              502,000          (83,000)          401,000
                                                                     -----------      -----------       -----------
        Net Earnings (Loss)                                          $  (786,621)     $   130,738       $  (631,758)
                                                                     ===========      ===========       ===========
     Midsouth Partners
        Earnings (Loss) Before Income Taxes                          $  (539,911)     $  (758,645)      $   145,112
        Credit (Provision) for Income Taxes                              211,000          296,000           (57,000)
                                                                     -----------      -----------       -----------

        Net Earnings (Loss)                                          $  (328,911)     $  (462,645)      $    88,112
                                                                     ===========      ===========       ===========

     Consolidated Total
        Earnings (Loss) Before Income Taxes                          $(1,828,532)     $  (544,907)      $  (887,646)
        Credit (Provision) for Income Taxes                              713,000          213,000           344,000
                                                                     -----------      -----------       -----------

        Net Earnings (Loss)                                          $(1,115,532)     $  (331,907)      $  (543,646)
                                                                     ===========      ===========       ===========

Capital expenditures
     East                                                            $ 2,081,296      $ 1,252,758       $ 1,915,983
     Midsouth Partners                                                   344,113          442,828           534,863
                                                                     -----------      -----------       -----------


                            Total Capital Expenditures               $ 2,425,409      $ 1,695,586       $ 2,450,846
                                                                     ===========      ===========       ===========

                                                                                       June 30,
TOTAL ASSETS                                                            1999              1998             1997
                                                                        ----              ----             ----

     East                                                            $17,667,157      $16,778,119       $18,039,528
     Midsouth Partners                                                 3,309,566        4,424,190         5,063,529
   Less:  Intersegment Loans                                            (400,000)        (250,000)                0
   Less:  Intersegment Receivables                                             0                0           (37,848)
                                                                     -----------      -----------       -----------

                             Total Consolidated Assets               $20,576,723      $20,952,309       $23,065,209
                                                                     ===========      ===========       ===========

         Intersegment services are provided under contracts between segments, generally on a cost recovery (direct cost plus overhead and administrative mark-up) basis. During the three years ended June 30, 1999, East received $46,800 annually for accounting and administrative services provided to Midsouth Partners. During the years ended June 30, 1999 and 1998, East received $125,000 and $153,819, respectively, for executive management services provided to Midsouth Partners. Interest on intersegment loans is payable at Chase Manhattan Bank's prime lending rate.

         The Company's sales to foreign countries, consisting of equipment and parts used in the Insituform process manufactured by East's Try Tek Machine Works subsidiary and sold through ITI to ITI's foreign affiliates and licensees, were $89,356, $178,782, and $137,081 for the years ended June 30, 1999, 1998 and
1997, respectively.

15.      Significant Customers

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities cities, counties, state agencies and regional authorities. During the year ended June 30, 1999, a county government in the Washington, D.C. metropolitan area, Federal government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue. During the year ended June 30, 1997, Federal government contracts (collectively), a municipal government in central Ohio, a county government in the Washington, D.C. metropolitan area and a combined city and county metropolitan government in Tennessee accounted for 17%, 15%, 13% and 12%, respectively, of the Company's revenues. Services to Federal government customers were provided by both of the Company's reportable operating segments, East and Midsouth Partners. Services to the combined city and county metropolitan government in Tennessee were provided by Company's Midsouth Partners operating segment. Services to the other significant customers listed above were provided by the Company's East operating segment.

16.      Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for the years ended June 30, 1999 and 1998 are presented in the following table.

                                                                       Three Months Ended
                                                     ---------------------------------------------------------------------------
                                                        September 30,       December 31,        March 31,         June 30,
                                                            1998                1998              1999              1999
                                                     -------------------- ------------------ ---------------- ------------------
Year Ended June 30, 1999

Sales                                                         $6,047,942        $ 5,898,104       $4,993,149        $ 6,376,003
Gross Profit (Loss)                                           $  997,491        $   867,314       $ (332,091)       $   164,861
Net Earnings (Loss)                                           $   52,928        $   (45,520)      $ (613,082)       $  (509,860)
Net Earnings (Loss) Per Share                                 $     0.01        $     (0.01)      $    (0.14)       $     (0.12)

                                                                       Three Months Ended
                                                     ---------------------------------------------------------------------------
                                                        September 30,       December 31,        March 31,         June 30,
                                                            1997                1997              1998              1998
                                                     -------------------- ------------------ ---------------- ------------------
Year Ended June 30, 1998

Sales                                                         $9,148,285        $ 5,487,623       $4,147,345        $ 5,107,962
Gross Profit (Loss)                                           $2,778,208        $   113,803       $ (363,621)          $ 172,022
Net Earnings (Loss)                                           $1,009,012        $  (443,986)      $ (681,876)         $(215,057)
Net Earnings (Loss) Per Share                                 $     0.23        $     (0.10)      $    (0.16)          $  (0.05)



                                    PART III

         Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12, and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on December 10, 1999.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements included under Part II, Item 8:           Pages

          Independent Auditors' Report on Financial Statements             17
          Consolidated Statements of Operations                            18
          Consolidated Balance Sheets                                      19
          Consolidated Statements of Stockholders' Equity                  20
          Consolidated Statements of Cash Flows                            21
          Notes to Consolidated Financial Statements                     22-33

     2.   Financial Statement Schedules:

          All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

     3.   Exhibits:

          Exhibit Number o                                               Pages

          11.0  Statement re computation of per share earnings             36

          23.0  Independent Auditors' Consent                              37

          27.0  Financial Data Schedule                                    38


o The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1999.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSITUFORM EAST, INCORPORATED


                                  George Wm. Erikson
                                  Chairman
                                  September 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title          Capacity                                    Date




George Wm. Erikson         Director and                       September 24, 1999
Chairman                   Principal Executive Officer


Robert W. Erikson          Director and                       September 24, 1999
President                  Principal Executive Officer


Calvin G. Franklin         Director                           September 24, 1999



Webb C. Hayes, IV          Director                           September 24, 1999



Paul C. Kincheloe, Jr.     Director                           September 24, 1999



Jack Massar                Director                           September 24, 1999



Thomas J. Schaefer         Director                           September 24, 1999



Raymond T. Verrey          Principal Accounting Officer,      September 24, 1999
Vice President and         Principal Financial Officer
  Chief Financial Officer