Form 10-Q
period 1999-09-30
INSITUFORM EAST INC
filed 1999-11-12
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                      September 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_______________ to _________________________

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

                          Yes   X           No
                               ---              ---


As of November 1, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:

                          Common Stock            4,059,266
                          Class B Common Stock      297,596
                          Total                   4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1999 and 1998 (Unaudited)      3

         Condensed Consolidated Balance Sheets
         September 30, 1999 and June 30, 1999 (Unaudited)                4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1999 and 1998 (Unaudited)      5

         Notes to Condensed Consolidated Financial Statements            6
         (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                      September 30,
                                                               1999                       1998

Sales                                                       $ 7,314,454               $ 6,047,942

Costs and Expenses:
 Cost of sales                                                6,119,386                 5,050,451
 Selling, general and administrative                          1,110,103                 1,039,826
    Total Costs and Expenses                                  7,229,489                 6,090,277

Earnings (Loss) from Operations                                  84,965                   (42,335)

Investment Income                                                 9,683                    24,740
Interest Expense                                                (58,221)                  (12,705)
Other Income                                                     39,301                    55,605

Earnings Before Income Taxes
 and Non-owned Interests                                         75,728                    25,305

Non-owned Interests in Pretax Loss
  of Midsouth Partners                                           19,889                    61,623

Earnings Before Income Taxes                                     95,617                    86,928

Provision for Income Taxes                                       37,000                    34,000

Net Earnings                                                $    58,617               $    52,928

Basic Earnings Per Share                                    $      0.01               $      0.01

Diluted Earnings Per Share                                  $      0.01               $      0.01



See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             September 30,      June 30,
                                                                                 1999               1999
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                               $   809,075        $   793,187
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                             7,868,183          6,588,435
   Inventories - raw materials                                               1,149,239          1,273,402
   Prepaid and refundable income taxes                                          87,677             93,532
   Prepaid expenses                                                            268,451            303,752
     Total Current Assets                                                   10,182,625          9,052,308

Property, Plant and Equipment - at cost less accumulated
   depreciation of $15,841,810 and $15,283,598                              11,542,111         11,424,630
Cash Surrender Value of SERP Life Insurance                                    149,190             73,785
Other Assets                                                                    44,445             26,000
     Total Assets                                                          $21,918,371        $20,576,723

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to CERBCO, Inc.                                           $ 4,200,000        $ 1,800,000
   Partner loans to Midsouth Partners                                                0            400,000
   Accounts payable                                                          1,478,157          1,366,483
   Accrued compensation and related expenses                                 1,463,748          1,361,115
   Income taxes payable                                                         15,724             14,724
   Current portion of capital lease obligations                                 38,696             42,167
     Total Current Liabilities                                               7,196,325          4,984,489

Deferred Income Taxes                                                          255,000            219,000
Long-Term Capital Lease Obligations                                             56,356             62,662
Accrued SERP Liability                                                          65,720             55,623
     Total Liabilities                                                       7,573,401          5,321,774

Non-owned Interests in Consolidated Subsidiary                                       0            968,596

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                     175,486            175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                          11,904             11,904
   Additional paid-in capital                                                4,000,424          4,000,424
   Retained earnings                                                        11,346,769         11,288,152
                                                                            15,534,583         15,475,966
   Less cost of 327,897 shares of common stock in treasury                   1,189,613          1,189,613
       Total Stockholders' Equity                                           14,344,970         14,286,353
       Total Liabilities and Stockholders' Equity                          $21,918,371        $20,576,723

See notes to condensed consolidated financial statements.

                     INSITUFORM EAST, INCORPORATED CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         September 30,
                                                                                 1999                  1998

Cash Flows from Operating Activities:
   Net earnings                                                              $    58,617           $    52,928
   Adjustments for noncash items included in net earnings:
     Depreciation and amortization                                               578,563               485,971
     Deferred income taxes                                                        36,000               104,000
     Non-owned interests in loss of consolidated subsidiary                      (19,889)              (61,623)
     Accrued SERP liability                                                       10,097                26,572
   Changes in assets and liabilities:
     Receivables                                                              (1,279,748)           (1,002,470)
     Inventories                                                                 124,163                 9,285
     Other current assets                                                         41,156                67,715
     Payables and accruals                                                       215,307                36,994
Net cash used in operating activities                                           (235,734)             (280,628)

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                         (948,707)                    0
   Capital expenditures, net                                                    (694,489)             (398,035)
   Increase in cash surrender value of SERP life insurance                       (75,405)              (80,299)
   Increase in other assets                                                      (20,000)                    -
Net cash used in investing activities                                         (1,738,601)             (478,334)

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                     2,400,000                     0
   Repayment of partner loans by Midsouth Partners                              (400,000)                    0
   Principal payments under capital lease obligations                             (9,777)               (8,008)
Net cash provided by (used in) financing activities                            1,990,223                (8,008)

Net increase (decrease) in cash and cash equivalents                              15,888              (766,970)
Cash and cash equivalents at beginning of period                                 793,187             2,148,511
Cash and cash equivalents at end of period                                   $   809,075           $ 1,381,541

Supplemental disclosure of cash flow information:
   Interest paid                                                             $    58,221           $    12,705
   Income taxes paid (refunded)                                              $    (5,855)          $   (87,598)


See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 1999, the Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of full year operating results.

2.   Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc.; Insituform of Pennsylvania, Inc.; Midsouth L.L.C. and Midsouth Partners (majority-controlled prior to July 20, 1999). All significant intercompany accounts and transactions have been eliminated.

3.   Computation of Net Earnings Per Share

     Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings per share for the three months ended September 30, 1999 and 1998.

     Diluted earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,372,000 and 4,356,862 were used in computing diluted earnings per share for the three months ended September 30, 1999 and 1998, respectively.

4.   Acquisition of Remaining Interests in Midsouth Partners

     Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, on December 23, 1985, with the Company as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20,1999. The Partnership's general partners through July 20, 1999 were Insitu, Inc., a wholly-owned subsidiary of the Company; Insituform Technologies, Inc. ("ITI") and Insituform Southwest, Inc., an affiliate of ITI.

     Partnership profits and losses were allocated through July 20, 1999 to the partners as follows:

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

     The Company settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American
Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

     Effective July 20, 1999, the Company; through its wholly-owned subsidiary, Midsouth, L.L.C.; acquired the remaining 57.5% interests in Midsouth Partners previously held by ITI and Insituform Southwest, Inc. for $948,707, the book value of their respective partnership accounts on July 20, 1999. The acquisition was accounted for as a purchase. Partnership pretax earnings and losses attributable to these interests, previously allocated to non-owned interests in consolidation, have been allocated to the Company subsequent to July 20, 1999.

     Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                                                  Three Months Ended
                                                     September 30,
                                                1999              1998

         Sales                               $7,314,454         $6,047,942
         Net Earnings                           $45,728            $15,305
         Net Earnings per Share:
              Basic                               $0.01              $0.00
              Diluted                             $0.01              $0.00

     This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

5.   Segment Reporting Information

     In connection with the Company's acquisition of the remaining interests in Midsouth Partners, the Company has determined that, subsequent to July 20, 1999, the Company's operating activities consist of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using cured-in-place pipe ("CIPP") rehabilitation processes. Prior to July 20, 1999, the Company's operating activities consisted of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Since July 20, 1999, management and financial activities previously reported separately for Midsouth Partners have been consolidated under East's management. In addition, the former geographic segregation of rehabilitation services related to separately licensed geographic territories for East and Midsouth Partners is no longer applicable to the Company's consolidated rehabilitation activities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported consolidated net earnings of $58,617 ($0.01 per share) on sales of $7.3 million for the first quarter of fiscal 2000 ended September 30, 1999. The Company recognized net earnings of $52,928 ($0.01 per share) on sales of $6.0 million for the first quarter of fiscal 1999 ended September 30, 1998. The Company attributed the small increase in its modestly positive first quarter fiscal 2000 results to the gain in gross profit contribution from increased comparable period sales exceeding certain unbudgeted additions in legal and other expenses during the quarter.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected workable backlog of customer orders, the Company presently anticipates that a combination of additional sales at normal margins and increased production levels will be required to sustain positive operating results through the remainder of fiscal 2000.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $31.1 million at September 30, 1999 as compared to $23.2 million at September 30, 1998. The twelve-month backlog at September 30, 1999 was approximately $10.8 million as compared to $9.8 million at September 30, 1998. The total backlog value of all uncompleted and multi-year contracts at September 30, 1999 and 1998 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases.

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

Results of Operations

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

     The Company recognized consolidated net earnings of $58,617 ($0.01 per share) on sales of $7.3 million for the first quarter of fiscal 2000 ended September 30, 1999 as compared to consolidated net earnings of $52,928 ($0.01 per share) on sales of $6.0 million for the first quarter of fiscal 1999 ended September 30, 1998. The Company attributed the small increase in its modestly positive first quarter fiscal 2000 results to the gain in gross profit contribution from increased comparable period sales exceeding certain unbudgeted additions in legal and other expenses during the quarter.

     Sales increased $1.3 million (21%) from $6.0 million for the three months ended September 30, 1998 to $7.3 million for the three months ended September 30, 1999, due primarily to increased sales in Company's licensed Insituform territory.

     Cost of sales increased 21% in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. As a result, gross profit as a percentage of sales was 16% of sales for both the first quarter of fiscal 1999 and the first quarter of fiscal 2000. The consistent comparable period gross profit as a percentage of sales figures are due in part to increased semi-fixed costs incurred during the first quarter of fiscal 2000 to support increased installation activities, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

     Selling, general and administrative expenses increased $70,277 (7%) for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, primarily as a result of additional legal costs associated with the future of Midsouth Partners.

Financial Condition

     During the three months ended September 30, 1999, the Company used $235,734 in cash in operating activities, due primarily to a $1.28 million increase in Accounts Receivable that more than offset the impact of $579,000 in Depreciation and Amortization expense included in net earnings that did not require the outlay of cash. The increase in Accounts Receivable is due primarily to a $940,000 increase in sales from the three months ended June 30, 1999 to the three months ended September 30, 1999.

     The Company maintains an unsecured intercompany line of credit with CERBCO, Inc. This line of credit was increased from $3,000,000 to $4,500,000 on August 12, 1999 to finance the Company's purchase of the remaining partnership interests in Midsouth Partners in connection with the Midsouth Settlement Agreement. The Company received $2.4 million in proceeds from line of credit advances from CERBCO, Inc. during the three months ended September 30, 1999. During the first quarter of fiscal 2000, the Company expended $948,707 to purchase remaining interests in Midsouth Partners, $400,000 to repay partner loans to Midsouth Partners by former partners and $694,489 for installation equipment and other capital additions. The Company's financial liquidity remained adequate with working capital of $3.0 million and a current ratio of
1.4 at September 30, 1999.

     The Company anticipates that expanding production capabilities and improving operational performance in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital, the remaining commitment available from the Company's intercompany line of credit and the unencumbered real and personal property owned by the Company provide adequate resources to finance cash requirements for future capital expenditures.

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

     With respect to the Company's suppliers and customers, the Company has initiated correspondence with selected critical suppliers and customers. Responses received to date indicate that responding suppliers and customers either are currently Year 2000 ready or expect to be Year 2000 ready by December 31, 1999. The Company will continue to seek to obtain responses from suppliers and customers who have not as yet responded to inquiries and is monitoring Year 2000 readiness from respondents not as yet Year 2000 ready.

     The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $50,000. This estimate is based on presently available information and may require future reassessment. Specifically, this estimate would change if, after receipt of additional information from key suppliers or customers, a modified contingency plan requires development and implementation. The Company has incurred $27,000 in implementation costs through September 30, 1999.

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

     The Company believes it has strong defenses to, and is vigorously contesting, the suit. On November 1, 1999, in response to a Court Order of October 21, 1999, Plaintiffs responded by indicating that this case will be dismissed with prejudice by Plaintiffs. In the October 21, 1999 Order, the Court granted the Company's motion to compel the Plaintiffs to respond to its discovery, ordering Plaintiffs to respond within ten days; and the Court denied Plaintiff's counsel's motion to withdraw at this time, ordering Plaintiffs to file a status report concerning their search for new counsel within ten days.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one Report on Form 8-K during the three months ended September 30, 1999. This Report on Form 8-K, filed July 26, 1999, reported on
Item 5. Other Events. This report includes a copy of the Midsouth Settlement Agreement effective as of July 20, 1999, and a related press release dated July 23, 1999. No financial statements were filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)


Date  November 11, 1999                              /s/ Robert W.  Erikson
                                                         Robert W. Erikson
                                                         President



Date  November 11, 1999                              /s/ Raymond T.  Verrey
                                                         Raymond T. Verrey
                                                         Chief Financial Officer