Form 10-Q
period 1999-12-31
INSITUFORM EAST INC
filed 2000-02-11
CIK 355431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                       December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________________

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

                          Yes X          No
                             ___           ___



As of February 1, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:
                Common Stock            4,059,266
                Class B Common Stock      297,596
                                       ----------
                Total                   4,356,862

                                TABLE OF CONTENTS


                                                                  Page Reference

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31,
         1999 and 1998 (Unaudited)                                        3

         Condensed Consolidated Balance Sheets
         December 31, 1999 and June 30, 1999 (Unaudited)                  4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 1999 and 1998 (Unaudited)          5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                      6

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 6.  Exhibits and Reports on Form 8-K                                14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
                                                 ------------------------------------------------------------------
                                                       1999             1998             1999             1998
                                                 -------------       -----------     ------------       -----------

Sales                                               $4,672,268        $5,898,104      $11,986,722       $11,946,046
                                                    ----------        ----------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       4,875,453         5,030,790       10,994,839        10,081,241
 Selling, general and administrative                 1,022,401         1,057,656        2,132,504         2,097,482
                                                    ----------        ----------      -----------       -----------
    Total Costs and Expenses                         5,897,854         6,088,446       13,127,343        12,178,723
                                                    ----------        ----------      -----------       -----------

Earnings (Loss) from Operations                     (1,225,586)         (190,342)      (1,140,621)         (232,677)

Investment Income                                       14,323            14,320           24,006            39,060
Interest Expense                                      (101,498)          (11,193)        (159,719)          (23,898)
Other Income                                            35,291            90,970           74,592           146,575
                                                    ----------        ----------       ----------       -----------

Earnings (Loss) Before Income Taxes
 and Non-owned interests                            (1,277,470)          (96,245)      (1,201,742)          (70,940)

Non-owned Interests in Pretax Loss
  of Midsouth Partners                                       0            20,725           19,889            82,348
                                                    ----------        ----------       ----------       -----------

Earnings (Loss) Before Income Taxes                 (1,277,470)          (75,520)      (1,181,853)           11,408

Provision (Credit) for Income Taxes                   (256,000)          (30,000)        (219,000)            4,000
                                                    ----------        ----------       ----------       -----------

Net Earnings (Loss)                                $(1,021,470)      $   (45,520)      $ (962,853)      $     7,408
                                                   ============      ===========       ==========       ===========

Basic Earnings (Loss) Per Share                    $     (0.23)      $     (0.01)      $    (0.22)      $      0.00
                                                   ===========       ===========       ==========       ===========

Diluted Earnings (Loss) Per Share                  $     (0.23)      $     (0.01)      $    (0.22)      $      0.00
                                                   ===========       ===========       ==========       ===========



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             December 31,       June 30,
                                                                                 1999             1999
                                                                           -------------------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                               $     562,241      $     793,187
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               5,922,490          6,588,435
   Inventories - raw materials                                                 1,211,133          1,273,402
   Prepaid and refundable income taxes                                            88,612             93,532
   Prepaid expenses                                                              239,419            303,752
                                                                           -------------      -------------
     Total Current Assets                                                      8,023,895          9,052,308

Property, Plant and Equipment - at cost less accumulated
   depreciation of $16,247,991 and $15,283,598                                11,153,305         11,424,630
Deferred Income Taxes - net of valuation allowance
   of $242,000 and $0                                                                  0                  0
Cash Surrender Value of SERP Life Insurance                                      172,759             73,785
Other Assets                                                                      42,333             26,000
                                                                           -------------      -------------
     Total Assets                                                          $  19,392,292      $  20,576,723
                                                                           =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                           $   3,800,000      $  1,800,000
   Partner loans to Midsouth Partners                                                  0           400,000
   Accounts payable                                                            1,015,808         1,366,483
   Accrued compensation and related expenses                                   1,076,659         1,361,115
   Income taxes payable                                                           15,724            14,724
   Current portion of capital lease obligations                                   35,081            42,167
                                                                           -------------      ------------
     Total Current Liabilities                                                 5,943,272         4,984,489

Deferred Income Taxes                                                                  0           219,000
Long-Term Capital Lease Obligations                                               49,702            62,662
Accrued SERP Liability                                                            75,818            55,623
                                                                           -------------      ------------
     Total Liabilities                                                         6,068,792         5,321,774
                                                                           -------------      ------------

Non-owned Interests in Consolidated Subsidiary                                         0           968,596
                                                                           -------------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                          10,325,299        11,288,152
                                                                           -------------      ------------
                                                                              14,513,113        15,475,966
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                           -------------      ------------
       Total Stockholders' Equity                                             13,323,500        14,286,353
                                                                           -------------      ------------
       Total Liabilities and Stockholders' Equity                          $  19,392,292      $ 20,576,723
                                                                           =============      ============

See notes to condensed consolidated financial statements.

                     INSITUFORM EAST, INCORPORATED CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                           -----------------------------------
                                                                                 1999                  1998
                                                                           -------------         -------------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                     $    (962,853)        $       7,408
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                             1,175,641             1,010,759
     Deferred income taxes                                                      (219,000)              104,000
     Non-owned interests in loss of consolidated subsidiary                      (19,889)              (82,348)
     Accrued SERP liability                                                       20,195                35,429
   Changes in assets and liabilities:
     Receivables                                                                 665,945              (531,257)
     Inventories                                                                  62,269               (87,588)
     Other current assets                                                         69,253                28,586
     Payables and accruals                                                      (634,131)             (342,909)
                                                                           -------------         -------------
Net cash provided by operating activities                                        157,430               142,080
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                         (948,707)                    0
   Capital expenditures, net                                                    (900,649)             (667,976)
   Increase in cash surrender value of SERP life insurance                       (98,974)              (66,789)
   Increase in other assets                                                      (20,000)                    0
                                                                           -------------         -------------
Net cash used in investing activities                                         (1,968,330)             (734,765)
                                                                           -------------         -------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                     2,400,000                     0
   Repayment of line of credit advances to CERBCO, Inc.                         (400,000)                    0
   Repayment of partner loans by Midsouth Partners                              (400,000)             (250,000)
   Principal payments under capital lease obligations                            (20,046)              (16,448)
                                                                          --------------         -------------
Net cash provided by (used in) financing activities                            1,579,954              (266,448)
                                                                          --------------         -------------

Net increase (decrease) in cash and cash equivalents                            (230,946)             (859,133)
Cash and cash equivalents at beginning of period                                 793,187             2,148,511
                                                                          --------------         -------------
Cash and cash equivalents at end of period                                $      562,241         $   1,289,378
                                                                          ==============         =============

Supplemental disclosure of cash flow information:

   Interest paid                                                          $      131,906         $      23,898
   Income taxes paid (refunded)                                           $       (5,920)        $     (77,626)


See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 1999, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended December 31, 1999 are not necessarily indicative of full year operating results.

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

3.   Computation of Net Earnings (Loss) Per Share

     Basic  earnings  (loss) per share were  computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months and six months ended December 31, 1999 and 1998.

     Diluted  earnings  (loss) per share were  computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 and 4,361,393 were used in computing diluted earnings (loss) per share for the three months ended December 31, 1999 and 1998, respectively. Weighted average shares of 4,356,862 and 4,359,127 were used in computing diluted earnings (loss) per share for the six months ended December 31, 1999 and 1998, respectively.

4.   Income Taxes

     The calculation of the Company's Credit for Income Taxes for the six months ended December 31, 1999, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $242,000 at December 31, 1999, has been reduced by a valuation allowance of $242,000 because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

5.   Acquisition of Remaining Interests in Midsouth Partners

     Midsouth Partners was organized as Insituform Midsouth, a Tennessee general partnership, on December 23, 1985, with the Company as a general partner. Midsouth Partners was the exclusive licensee for the Insituform process and NuPipe process in Tennessee, Kentucky (excluding Boone, Kenton and Campbell counties) and northern Mississippi from December 2, 1985 through July 20, 1999. The Partnership's general partners through July 20, 1999 were Insitu, Inc., a wholly-owned subsidiary of the Company; Insituform Technologies, Inc. ("ITI") and Insituform Southwest, Inc., an affiliate of ITI.

     Partnership profits and losses were allocated through July 20, 1999 to the partners as follows:

         Insitu, Inc.                              42.5%
         Insituform Technologies, Inc.             42.5%
         Insituform Southwest, Inc.                15.0%

     In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize the Insituform process as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

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

     Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                                                Three Months Ended                         Six Months Ended
                                                    December 31,                             December 31,
                                           -------------------------------         -------------------------------
                                                1999              1998                 1999               1998
                                           ------------       ------------         ------------       ------------

         Sales                             $  4,672,268        $5,898,104           $11,986,722      $11,946,046
         Net Earnings                      $ (1,021,470)       $  (56,245)          $  (982,742)     $   (40,940)
         Net Earnings per Share:
              Basic                              $(0.23)           $(0.01)               $(0.23)          $(0.01)
              Diluted                            $(0.23)           $(0.01)               $(0.23)          $(0.01)

     This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

6.   Segment Reporting Information

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$1,021,470 (-$0.23 per share) on sales of $4.7 million for the second quarter of fiscal 2000 ended December 31, 1999, producing a consolidated net loss of -$962,853 (-$0.22 per share) on sales of $12.0 million for the first six months of fiscal 2000. In the previous year, the Company recognized a net loss of -$45,520 (-$0.01 per share) on sales of $5.9 million for the second quarter of fiscal 1999 and net earnings of $7,408 ($0.00 per share) on sales of $11.9 million for the first six months. The Company attributed its negative fiscal 2000 results to a significant decrease in immediately workable backlog during the second quarter of the fiscal year compounded by actions taken during the first nine months of calendar 1999 to increase future productive capacity.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected immediately workable backlog of customer orders, the Company presently anticipates improved but marginal operating results for the third quarter of fiscal 2000, with fourth quarter and subsequent operating results significantly dependent upon growth and availability of immediately workable backlog. An improved immediately workable backlog level at the outset of the third quarter of fiscal 2000 was initially offset by severe winter weather conditions experienced in January 2000.

     As reported in the Company's December 9, 1999 press release, the Company's Insituform Process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI"), has once again initiated litigation against the Company. This litigation again appears targeted by ITI to usurp for itself both the Company's legitimate competitive rights as a licensee and competitive rights acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of this newest litigation cannot be determined at this time, the Company intends to continue to exercise both its and its subsidiary's existing rights to expand offered cured-in-place pipe rehabilitation processes in the trenchless pipeline rehabilitation marketplace.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $30.5 million at December 31, 1999 as compared to $26.4 million at December 31, 1998. The twelve-month backlog at December 31, 1999 was approximately $11.4 million as compared to $13.0 million at December 31, 1998. The total backlog value of all uncompleted and multi-year contracts at December 31, 1999 and 1998 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

     In addition to immediately workable backlog, a primary factor affecting the Company's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

     The Company believes the trenchless pipeline reconstruction marketplace is continuing to expand, thereby enticing, however, the entry of ever more contractors with limited cured-in-place pipe ("CIPP") installation experience or inferior products hoping that cheap price alone might permit them to succeed against the Company's quality and time tested CIPP rehabilitation capabilities. In that segment of the market where technical risk and the lowest priced product may be deemed "good enough," the Company is at a disadvantage and market share participation strategically undertaken by the Company in such segment, at levels materially below normal margins, necessarily dilutes the Company`s overall margin performance. Conversely, in the "best value" and quality-based market segment, the Company's quality CIPP rehabilitation capabilities continue to provide a distinct advantage. While both the Federal Government and industry routinely use best value and quality-weighted contract award criteria in technical procurements, municipalities and local governments are often politically reluctant to modernize from simply "low bid" buying to "best value" buying. In the face of mounting technical failures from awards based upon lowest price, municipalities also are expected over time to reevaluate traditional "low-bid" award criteria - in favor of "best value" award criteria - when procuring trenchless technology for the rehabilitation of older pipelines.

Results of Operations

Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998

     The Company reported a consolidated net loss of -$1,021,470 (-$0.23 per share) on sales of $4.7 million for the second quarter of fiscal 2000 ended December 31, 1999, as compared to a net loss of -$45,520 (-$0.01 per share) on sales of $5.9 million for the second quarter of fiscal 1999 ended December 31, 1998. The Company attributed its negative second quarter fiscal 2000 results to a significant decrease in immediately workable backlog compounded by actions taken during the first nine months of calendar 1999 to increase future productive capacity.

     Sales decreased $1.2 million (21%) from $5.9 million for the three months ended December 31, 1998 to $4.7 million for the three months ended December 31, 1999, due primarily to a significant decrease in immediately workable backlog during the current quarter.

     Cost of sales decreased 3% in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 15% for the second quarter of fiscal 1999 to a gross profit (loss) of (4%) for the second quarter of fiscal 2000. This decrease is due primarily to increased semi-fixed costs incurred during the second quarter of fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

     Selling, general and administrative expenses decreased $35,255 (3%) for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, primarily as a result of reduced costs associated with consolidation of the management and financial activities of Midsouth Partners under East's management.

     Interest expense increased $90,305 from $11,193 for the second quarter of fiscal 1999 to $101,498 for the second quarter of fiscal 2000 primarily as a result of interest expense incurred on intercompany Notes Payable to CERBCO, Inc.

     Other income decreased $55,679 from $90,970 for the three months ended December 31, 1998 to $35,291 for the three months ended December 31, 1999 primarily as a result of decreased SAW payments from ITI.

     The credit for income taxes of $256,000 for the three months ended December 31, 1999, is 20% of the pretax loss of -$1,277,470, as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $242,000 valuation allowance recorded against the deferred tax asset during the period.

Six Months Ended December 31, 1999 Compared with Six Months Ended December 31, 1998

     The Company recognized a consolidated net loss of -$962,853 (-$0.22 per share) on sales of $12.0 million for the first six months of fiscal 2000 ended December 31, 1999 as compared to consolidated net earnings of $7,408 ($0.00 per share) on sales of $11.9 million for the first six months of fiscal 1999 ended December 31, 1998. The Company attributed its negative fiscal 2000 results to a significant decrease in immediately workable backlog during the second quarter of the fiscal year compounded by actions taken during the first nine months of calendar 1999 to increase future productive capacity.

     Sales increased $41,000 (0%) from $11,946,000 for the six months ended December 31, 1998 to $11,987,000 for the six months ended December 31, 1999 as increased sales in the Company's licensed Insituform territory during the first quarter of fiscal 2000 offset a significant decrease in immediately workable backlog during the second quarter of fiscal 2000.

     Cost of sales increased 9% for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. As a result, gross profit as a percentage of sales decreased from a gross profit of 16% for the first six months of fiscal 1999 to a gross profit of 8% for the first six months of fiscal 2000. This decrease is due primarily to increased semi-fixed costs incurred during the first six months of fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

     Selling, general and administrative expenses increased $35,022 (2%) for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999, due in part to additional legal costs associated with the future of Midsouth Partners.

     Interest expense increased $135,821 from $23,898 for the first six months of fiscal 1999 to $159,719 for the first six months of fiscal 2000 primarily as a result of interest expense incurred on intercompany Notes Payable to CERBCO, Inc.

     Other income decreased $71,983 from $146,575 for the six months ended December 31, 1998 to $74,592 for the six months ended December 31, 1999 primarily as a result of reduced SAW payments from ITI.

     The credit for income taxes of $219,000 for the six months ended December 31, 1999, is 19% of the pretax loss of -$1,181,853 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $242,000 valuation allowance recorded against the deferred tax asset during the period.

Financial Condition

     During the six months ended December 31, 1999, the Company's operating activities provided $157,430 in cash, due primarily to the impact of $1,175,641 in Depreciation and Amortization expense included in the Company's net loss that did not require the outlay of cash more than offsetting the Company's net loss of -$962,853. In addition, the impact of a $665,945 decrease in Accounts Receivable was substantially offset by a $634,131 decrease in Payables and Accruals.

     The Company maintains an unsecured intercompany line of credit with CERBCO, Inc. This line of credit was increased from $3,000,000 to $4,500,000 on August 12, 1999 to finance the Company's purchase of the remaining partnership interests in Midsouth Partners in connection with the Midsouth Settlement Agreement. The Company received $2.4 million in proceeds from line of credit advances from CERBCO, Inc. during the three months ended September 30, 1999. During the first six months of fiscal 2000, the Company expended $948,707 to purchase remaining interests in Midsouth Partners, $400,000 to repay partner loans to Midsouth Partners by former partners and $900,649 for installation equipment and other capital additions. The Company repaid $400,000 in intercompany line of credit advances to CERBCO, Inc. during the three months ended December 31, 1999. The Company's financial liquidity remained adequate with working capital of $2.1 million and a current ratio of 1.35 at December 31, 1999.

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

Year 2000 Issues

     The inability of present computerized systems to process dates beyond December 31, 1999 and the potential impact on businesses and governments in the future have been generally referred to as "Year 2000 Issues."

     The Company implemented plans to address Year 2000 issues. Primary areas of focus included the Company's information technology systems, the Company's non-information technology systems, the Year 2000 readiness of the Company's vendors and suppliers and the Year 2000 readiness of the Company's major customers. The Company expended $30,000 in implementation costs through December 31, 1999. Because the Company's primary products and services neither include nor rely upon computerized components, the Company concluded that there were no additional contingencies associated with actual or implied warranties related to its products and services resulting from Year 2000 issues.

     Subsequent to December 31, 1999, the Company has not experienced any difficulties with its information technology systems or its non-information technology systems resulting from Year 2000 issues. In addition, the Company is not aware of any disruptions experienced by its vendors, suppliers or major customers associated with Year 2000 readiness. As a result, the Company has not been required to implement any element of its contingency plan in order to conduct normal business operations in the Year 2000.

     The Company will continue to monitor the Year 2000 readiness of its vendors, suppliers and major customers. The Company has not incurred any material expenditures subsequent to December 31, 1999, and does not presently anticipate any significant future costs related to maintaining Year 2000 compliance.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Suit - United States District Court

     As previously reported, on June 30, 1998, Inliner U.S.A. and CAT Contracting, Inc. (collectively, "Plaintiffs") filed an antitrust suit against Insituform Technologies, Inc. ("ITI"), Insituform East, Inc. and Insituform Gulf South, Inc. (collectively, "Defendants") in United States District Court for the Southern District of Texas, Houston Division, alleging violations by ITI (including all of its subsidiary licensees), Insituform Gulf South, Inc. and the Company of Sections 1 and 2 of the Sherman Act, Section 2 of the Clayton Act, as amended by the Robinson-Patman Act, Section 43(a) of the Lanham Act, business disparagement, tortious interference with contracts and prospective business relationships, and unfair competition. Plaintiffs sought from the Defendants an unspecified amount of compensatory damages, treble damages and attorneys' fees, as well as punitive damages of $50 million. Plaintiffs' allegations were consistent with the allegations contained in the Third Amended Complaint of earlier litigation initiated October 23, 1996 and dismissed without prejudice on June 18, 1998.

     On January 7, 2000, in response to a stipulation of dismissal filed on December 1, 1999, this lawsuit was dismissed with prejudice with each party bearing its own costs. In connection with this dismissal, Defendants and Plaintiffs executed a Release and Settlement Agreement dated November 29, 1999, in which Plaintiffs released Defendants from any and all claims and damages relating to the lawsuit.

Dispute with ITI - United States District Court

     On December 3, 1999, Insituform Technologies, Inc. ("ITI") and its Netherlands affiliate filed a lawsuit in the United States District Court for the Middle District of Tennessee against the Company, the Company's wholly-owned Midsouth Partners subsidiary and other Company affiliates. ITI takes the position in the suit that all CIPP processes are derivative of the Insituform Process and that neither the Company nor Midsouth Partners can utilize other CIPP processes without utilizing ITI's intellectual property and trade secrets. ITI seeks to enjoin the Company and Midsouth Partners from utilizing other CIPP processes. In the alternative, ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a cross-over royalty for any CIPP work performed in "Insituform Owner Reserved Territories." ITI seeks a declaration that the Company and Midsouth Partners are in breach of the Settlement Agreement. ITI seeks injunctive relief and unspecified damages.

     On January 18, 2000 the Company filed its Answer to ITI's Complaint. In its Answer, the Company responded to the allegations contained in ITI's complaint and presented counterclaims against ITI whereby the Company, among other things, seeks declaratory judgments of the Court reaffirming various provisions of the existing Midsouth Settlement Agreement and particularly reaffirming the right of Midsouth Partners to utilize CIPP rehabilitation processes other than the Insituform process. The Company seeks unspecified damages from ITI in its counterclaims.

     The ultimate outcome and consequences of this suit cannot be ascertained at this time. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the unforeseen event that the Plaintiffs/Counter-Defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods, such unforeseen event could have a material adverse effect on the future financial position of the Company.

Other

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Pursuant to a proxy solicitation dated November 8, 1999, the Company held its Annual Meeting of Stockholders Friday, December 10, 1999. In addition to the uncontested election of the directors of the Company, the stockholders voted on a proposal to approve the 1999 Board of Directors' Stock Option Plan and a proposal to approve the 1999 Employee Stock Option Plan.

     The purpose of the 1999 Board of Directors' Stock Option Plan is to promote the growth and general prosperity of the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. Options may be issued for a maximum of 525,000 shares of Common Stock under the plan, subject to adjustment upon changes in the capital structure of the Company.

     The purpose of the 1999 Employee Stock Option Plan is to promote the growth and general prosperity of the Company, by permitting key management employees of the Company and of any wholly-owned subsidiary to purchase shares, through the grant and exercise of options, of the Company's Common Stock. It is anticipated that the plan will serve as an incentive to such key employees to maximize their efforts on the Company's behalf. The Company will reserve 350,000 shares of Common Stock for issuance upon the exercise of stock options granted under the plan, subject to adjustment upon changes in the capital structure of the Company.

     The results of the voting on these proposals are as follows:

     1.  Proposal No. 1:  To elect directors of the Corporation

                                                    Class of Common Stock                Number of Shares
     Name of Director                                For Which Nominated             For      Against     Withheld
     ----------------                                -------------------             ---      -------     --------

     Calvin G. Franklin                                 Common Stock              3,356,123      0         534,195
     Thomas J. Schaefer                                 Common Stock              3,358,003      0         532,315
     George Wm. Erikson                             Class B Common Stock            296,141      0            0
     Robert W. Erikson                              Class B Common Stock            296,141      0            0
     Webb C. Hayes, IV                              Class B Common Stock            296,141      0            0
     Paul C. Kincheloe, Jr.                         Class B Common Stock            296,141      0            0
     Jack Massar                                    Class B Common Stock            296,141      0            0



      2.  Proposal No. 2:  To Approve the 1999 Board of Directors' Stock Option
          Plan

                                                  FOR                     AGAINST                    ABSTAIN
                                                  ---                     -------                    -------
     Class of Common Stock                Shares        Votes       Shares        Votes        Shares         Vote
     ---------------------              ---------     ---------     -------      -------       ------        ------

         Common                         1,753,215     1,753,215     753,452      753,452       24,135        24,135
         Class B Common                   296,141     2,961,410           0            0            0             0
                                        ---------     ---------     -------      -------       ------        ------
                  Total                 2,049,356     4,714,625     753,452      753,452       24,135        24,135
                                        =========     =========     =======      =======       ======        ======


     3.  Proposal No. 3:  To Approve the 1999 Employee Stock Option Plan

                                                  FOR                     AGAINST                    ABSTAIN
                                                  ---                     -------                    -------
     Class of Common Stock                Shares        Votes       Shares        Votes        Shares         Vote
     ---------------------              ---------     ---------     -------      -------       ------        ------

         Common                         1,936,261     1,936,261     575,604      575,604       18,937        18,937
         Class B Common                   296,141     2,961,410           0            0            0             0
                                        ---------     ---------     -------      -------       ------        ------
                  Total                 2,232,402     4,897,671     575,604      575,604       18,937        18,937
                                        =========     =========     =======      =======       ======        ======

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one Report on Form 8-K during the three months ended December 31, 1999. This Report on Form 8-K, filed December 10, 1999, reported on
Item 5. Other Events. This report includes a press release dated December 9, 1999 reporting Insituform Technologies, Inc. ("ITI") and its Netherlands' affiliate filed a suit (the "Complaint") on December 3, 1999, in the United States District Court for the Middle District of Tennessee, against the Company, its wholly-owned subsidiary Midsouth Partners and other affiliates of the Company. A copy of the Complaint is also included in this report. No financial statements were filed with the report.

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSITUFORM EAST, INCORPORATED
                                            -----------------------------
                                                    (Registrant)


Date  February 11, 2000                              /s/ Robert W.  Erikson
      -----------------                                  ----------------------
                                                         Robert W. Erikson
                                                         President

Date  February 11, 2000                              /s/ Raymond T.  Verrey
      -----------------                                  ----------------------
                                                         Raymond T. Verrey
                                                         Chief Financial Officer