Form 10-Q
period 2000-03-31
INSITUFORM EAST INC
filed 2000-05-12
CIK 355431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended:    March 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to ____________________

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


Registrant's telephone and fax numbers, including area code: (301) 386-4100(tel)
(301) 386-2444 (fax) (301) 773-4560 (24-hour public  information Fax Vault
System)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                               ---              ---



As of May 1, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:



                          Common Stock           4,059,266
                          Class B Common Stock     297,596
                                                 ---------
                          Total                  4,356,862

                                TABLE OF CONTENTS


                                                                 Page Reference

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 2000
         and 1999 (Unaudited)                                           3

         Condensed Consolidated Balance Sheets
         March 31, 2000 and June 30, 1999 (Unaudited)                   4

         Condensed Consolidated Statements of Cash Flows

         Nine Months Ended March 31, 2000 and 1999 (Unaudited)          5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                             March 31,                         March 31,
                                                  ------------------------------      -----------------------------
                                                      2000              1999              2000              1999
                                                  ------------      ------------      -----------       -----------

Sales                                             $  4,762,450      $  4,993,149      $16,749,172       $16,939,195
                                                  ------------      ------------      -----------       -----------

Costs and Expenses:
 Cost of sales                                       5,298,881         5,325,240       16,293,720        15,406,481
 Selling, general and administrative                   972,393         1,150,464        3,104,897         3,247,946
                                                  ------------      ------------      -----------       -----------
    Total Costs and Expenses                         6,271,274         6,475,704       19,398,617        18,654,427
                                                  ------------      ------------      -----------       -----------

Loss from Operations                                (1,508,824)       (1,482,555)      (2,649,445)       (1,715,232)

Investment Income                                        6,523            11,796           30,529            50,856
Interest Expense                                       (86,013)          (18,334)        (245,732)          (42,232)
Other Income                                            93,188            53,951          167,780           200,526
                                                  ------------      ------------      -----------       -----------

Loss Before Income Taxes

 and Non-owned interests                            (1,495,126)       (1,435,142)      (2,696,868)       (1,506,082)

Non-owned Interests in Pretax Loss

  of Midsouth Partners                                       0           430,060           19,889           512,408
                                                  ------------      ------------      -----------       -----------

Loss Before Income Taxes                            (1,495,126)       (1,005,082)      (2,676,979)         (993,674)

Credit for Income Taxes                                      0          (392,000)        (219,000)         (388,000)
                                                  ------------      ------------      -----------       -----------

Net Loss                                          $ (1,495,126)     $   (613,082)     $(2,457,979)      $  (605,674)
                                                  ============      ============      ===========       ===========

Basic Loss Per Share                              $      (0.34)     $      (0.14)     $     (0.56)      $     (0.14)
                                                  ============      ============      ===========       ===========

Diluted Loss Per Share                            $      (0.34)     $      (0.14)     $     (0.56)      $     (0.14)
                                                  ============      ============      ===========       ===========



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                              March 31,          June 30,
                                                                                2000               1999
                                                                           -------------      -------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                               $     525,338      $     793,187
   Accounts receivable - net of allowance
     for doubtful accounts of $0                                               5,970,586          6,588,435
   Inventories - raw materials                                                 1,329,571          1,273,402
   Prepaid and refundable income taxes                                            88,490             93,532
   Prepaid expenses                                                              287,393            303,752
                                                                           -------------      -------------
     Total Current Assets                                                      8,201,378          9,052,308

Property, Plant and Equipment - at cost less accumulated
   depreciation of $16,562,331 and $15,283,598                                10,665,296         11,424,630
Deferred Income Taxes - net of valuation allowance
   of $825,000 and $0                                                                  0                  0
Cash Surrender Value of SERP Life Insurance                                      174,371             73,785
Other Assets                                                                      39,674             26,000
                                                                           -------------      -------------
     Total Assets                                                          $  19,080,719      $  20,576,723
                                                                           =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                           $   4,500,000      $  1,800,000
   Partner loans to Midsouth Partners                                                  0           400,000
   Accounts payable                                                            1,400,776         1,366,483
   Accrued compensation and related expenses                                   1,174,564         1,361,115
   Income taxes payable                                                           15,724            14,724
   Current portion of capital lease obligations                                   31,318            42,167
                                                                           -------------      ------------
     Total Current Liabilities                                                 7,122,382         4,984,489

Deferred Income Taxes                                                                  0           219,000
Long-Term Capital Lease Obligations                                               42,677            62,662
Accrued SERP Liability                                                            87,286            55,623
                                                                           -------------      ------------
     Total Liabilities                                                         7,252,345         5,321,774
                                                                           -------------      ------------

Non-owned Interests in Consolidated Subsidiary                                         0           968,596
                                                                           -------------      ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;
     4,387,163 shares issued; 4,059,266 shares outstanding                       175,486           175,486
   Class B Common stock - $.04 par value; 800,000 shares
     authorized; 297,596 shares issued and outstanding                            11,904            11,904
   Additional paid-in capital                                                  4,000,424         4,000,424
   Retained earnings                                                           8,830,173        11,288,152
                                                                           -------------      ------------
                                                                              13,017,987        15,475,966
   Less cost of 327,897 shares of common stock in treasury                     1,189,613         1,189,613
                                                                           -------------      ------------
       Total Stockholders' Equity                                             11,828,374        14,286,353
                                                                           -------------      ------------
       Total Liabilities and Stockholders' Equity                          $  19,080,719      $ 20,576,723
                                                                           =============      ============

See notes to condensed consolidated financial statements.

                     INSITUFORM EAST, INCORPORATED CONDENSED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                            ----------------------------------
                                                                                 2000                  1999
                                                                            ------------         -------------

Cash Flows from Operating Activities:
   Net loss                                                                 $ (2,457,979)        $    (605,674)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                             1,752,657             1,533,569
     Deferred income taxes                                                      (219,000)             (183,000)
     Non-owned interests in loss of consolidated subsidiary                      (19,889)             (512,408)
     Accrued SERP liability                                                       31,663                45,496
   Changes in assets and liabilities:
     Receivables                                                                 617,849            (1,345,594)
     Inventories                                                                 (56,169)              (78,980)
     Other current assets                                                         21,401               (58,957)
     Payables and accruals                                                      (151,258)              328,944
                                                                            ------------         -------------
Net cash used in operating activities                                           (480,725)             (876,604)
                                                                            -------------        -------------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                         (948,707)                    0
   Capital expenditures, net                                                    (986,997)           (1,671,538)
   Increase in cash surrender value of SERP life insurance                      (100,586)              (69,533)
   Increase in other assets                                                      (20,000)                    0
                                                                            ------------         -------------
Net cash used in investing activities                                         (2,056,290)           (1,741,071)
                                                                            ------------         -------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                     3,100,000             1,500,000
   Repayment of line of credit advances to CERBCO, Inc.                         (400,000)             (300,000)
   Loans to Midsouth Partners from

     non-owned interests                                                               -               200,000
   Repayment of partner loans by Midsouth Partners                              (400,000)             (250,000)
   Principal payments under capital lease obligations                            (30,834)              (25,313)
                                                                            ------------         -------------
Net cash provided by financing activities                                      2,269,166             1,124,687
                                                                            ------------         -------------

Net decrease in cash and cash equivalents                                       (267,849)           (1,492,988)
Cash and cash equivalents at beginning of period                                 793,187             2,148,511
                                                                            ------------         -------------
Cash and cash equivalents at end of period                                  $    525,338         $     655,523
                                                                            ============         =============

Supplemental disclosure of cash flow information:

   Interest paid                                                            $    213,569         $      42,232
   Income taxes paid (refunded)                                             $     (6,042)        $     (76,197)


See notes to condensed consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 2000, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited) has been derived from the Company's June 30, 1999 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of full year operating results.

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

3.   Computation of Net Loss Per Share

     Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the three months and nine months ended March 31, 2000 and 1999.

     Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the three months and nine months ended March 31, 2000 and 1999.

4.   Income Taxes

     The calculation of the Company's Credit for Income Taxes for the nine months ended March 31, 2000, using applicable enacted federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $825,000 at March 31, 2000, has been reduced by a valuation allowance of $825,000 because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

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

     Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1998, are as follows:

                                                   Three Months Ended                    Nine Months Ended
                                                        March 31,                            March 31,
                                           ------------------------------           ----------------------------
                                                 2000              1999                 2000              1999
                                                 ----              ----                 ----              ----

         Sales                             $  4,762,450        $4,993,149           $16,749,172      $16,939,195
         Net Loss                          $ (1,495,126)       $ (875,142)          $(2,477,868)     $  (919,082)
         Net Loss Per Share:
              Basic                              $(0.34)           $(0.20)               $(0.57)          $(0.21)
              Diluted                            $(0.34)           $(0.20)               $(0.57)          $(0.21)

     This pro forma information does not purport to be indicative of the results that actually would have been recognized if the operations had been combined during the periods presented and is not intended to be a projection of future results.

6.   Notes Payable

     The Company maintains an Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are due on demand with interest payable monthly at the commercial bank prime lending rate. This facility, which is available for an indefinite period, was increased from $3,000,000 to $4,500,000 on August 12, 1999 in connection with the Companys' acquisition of remaining partnership interests in Midsouth Partners. This facility was increased from $4,500,000 to $6,000,000 on March 10, 2000 in connection with additional anticipated cash requirements associated with continuing losses from operations. During the three months ended March 31, 2000, the previously unsecured facility was converted to a secured facility collateralized by substantially all tangible and intangible assets owned by the Company.

7.   Segment Reporting Information

     In connection with the Company's acquisition of the remaining interests in Midsouth Partners, the Company has determined that, subsequent to July 20, 1999, the Company's operating activities consist of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using cured-in-place pipe ("CIPP") rehabilitation processes. Prior to July 20, 1999, the Company's operating activities consisted of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Since July 20, 1999, management and financial activities previously reported separately for Midsouth Partners have been consolidated for financial reporting purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$1,495,126 (-$0.34 per share) on sales of $4.8 million for the third quarter of fiscal 2000 ended March 31, 2000, producing a consolidated net loss of -$2,457,979 (-$0.56 per share) on sales of $16.7 million for the first nine months of fiscal 2000. In the previous year, the Company recognized a net loss of -$613,082 (-$0.14 per share) on sales of $5.0 million for the third quarter of fiscal 1999 and a net loss of -$605,674 (-$0.14 per share) on sales of $16.9 million for the first nine months. The Company attributed its negative fiscal 2000 cumulative results primarily to a significant decrease in immediately workable backlog during the second and third quarters of the fiscal year.

     With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected immediately workable backlog of customer orders, the Company presently anticipates improved but continuing negative operating results for the fourth quarter of fiscal 2000, with fiscal 2001 operating results significantly dependent upon growth and availability of immediately workable backlog.

     As previously reported, the Company's Insituform Process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI"), initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and the competitive rights of Midsouth acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of the December litigation cannot be determined at this time, the Company intends to continue to exercise its rights under its license agreements with ITI to expand the market for the Insituform Process within its exclusively licensed territory, while Midsouth Partners intends to expand its offering of pipeline rehabilitation processes outside its former territory.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $28.7 million at March 31, 2000 as compared to $23.9 million at March 31, 1999. The twelve-month backlog at March 31, 2000 and March 31, 1999 was approximately $10.4 million. The total backlog value of all uncompleted and multi-year contracts at March 31, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

     In response to continuing unfavorable operating margins, the Company is embarking on an aggressive cost reduction program. The Company intends going forward to provide a range of customer service and quality in response to market demand, including being the efficient low-cost provider where product price is the predominantly controlling procurement factor.

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended
March 31, 1999

     The Company reported a consolidated net loss of -$1,495,126 (-$0.34 per share) on sales of $4.8 million for the third quarter of fiscal 2000 ended March 31, 2000, as compared to a net loss of -$613,082 (-$0.14 per share) on sales of $5.0 million for the third quarter of fiscal 1999 ended March 31, 1999. The Company attributed its negative third quarter fiscal 2000 results primarily to a significant decrease in immediately workable backlog during the quarter.

     With respect to comparable period operating results, third quarter fiscal 2000 operating results were significantly affected by recognition of 100% of the operating results of Midsouth Partners after July 20, 1999 and the valuation allowance recorded against the tax provision calculated at statutory rates. The Company's -$1,435,142 Loss Before Income Taxes and Non-owned Interests for the three months ended March 31, 1999 was reduced by the $430,060 allocation of Midsouth Partners pretax loss to non-owned interests and the $392,000 Credit for Income Taxes.

     Sales decreased $200,000 (5%) from $5.0 million for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000, due primarily to a significant decrease in immediately workable backlog during the current quarter.

     Cost of sales decreased $26,359 (0.5%) in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. As a result, gross profit
(loss) as a percentage of sales decreased from a gross profit (loss) of (7%) for the third quarter of fiscal 1999 to a gross profit (loss) of (11%) for the third quarter of fiscal 2000. This decrease is due primarily to increased semi-fixed costs incurred during the third quarter of fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

     Selling, general and administrative expenses decreased $178,071 (13%) for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, primarily as a result of reduced legal costs. Additional legal costs were incurred during the third quarter of fiscal 1999 in connection with litigation initiated by ITI against the Company and Midsouth Partners.

     Interest expense increased $67,679 from $18,334 for the third quarter of fiscal 1999 to $86,013 for the third quarter of fiscal 2000 primarily as a result of interest expense incurred on intercompany Notes Payable to CERBCO, Inc.

     Other income increased $39,237 from $53,951 for the three months ended March 31, 1999 to $93,188 for the three months ended March 31, 2000 primarily as a result of insurance recoveries more than offsetting the impact of decreased SAW payments from ITI for the three months ended March 31, 2000.

     No provision (credit) for income taxes was recorded for the three months ended March 31, 2000, as the $583,000 credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by an equal $583,000 valuation allowance recorded against the deferred tax asset during the period.

Nine Months Ended March 31, 2000 Compared with Nine Months Ended March 31, 1999

     The Company recognized a consolidated net loss of -$2,457,979 (-$0.56 per share) on sales of $16.7 million for the first nine months of fiscal 2000 ended March 31, 2000 as compared to consolidated net loss of -$605,674 (-$0.14 per share) on sales of $16.9 million for the first nine months of fiscal 1999 ended March 31, 1999. The Company attributed its negative fiscal 2000 cumulative results primarily to a significant decrease in immediately workable backlog during the second and third quarters of the fiscal year.

     Sales decreased $200,000 (1%) from $16.9 million for the nine months ended March 31, 1999 to $16.7 million for the nine months ended March 31, 2000 as increased sales in the Company's licensed Insituform territory during the first quarter of fiscal 2000 were more than offset by significant decreases in immediately workable backlog during the second and third quarters of fiscal 2000.

     Cost of sales increased 6% for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. As a result, gross profit as a percentage of sales decreased from a gross profit of 9% for the first nine months of fiscal 1999 to a gross profit of 3% for the first nine months of fiscal 2000. This decrease is due primarily to increased semi-fixed costs incurred during the first nine months of fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

     Selling, general and administrative expenses decreased $143,049 (4%) for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999, due in part to additional legal costs associated with the future of Midsouth Partners incurred during the third quarter of fiscal 1999.

     Interest expense increased $203,500 from $42,232 for the first nine months of fiscal 1999 to $245,732 for the first nine months of fiscal 2000 primarily as a result of interest expense incurred on intercompany Notes Payable to CERBCO, Inc.

     Other income decreased $32,746 from $200,526 for the nine months ended March 31, 1999 to $167,780 for the nine months ended March 31, 2000 primarily as a result of reduced SAW payments from ITI more than offsetting the impact of third quarter fiscal 2000 insurance recoveries.

     The credit for income taxes of $219,000 for the nine months ended March 31, 2000, is 8% of the pretax loss of -$2,676,979 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $825,000 valuation allowance recorded against the deferred tax asset during the period.

Financial Condition

     During the nine months ended March 31, 2000, the Company used $480,725 in cash in its operating activities primarily as a result of the Company's $2,457,979 net loss being only partially offset by the impact of $1,752,657 in Depreciation and Amortization expense included in the Company's net loss that did not require the outlay of cash. In addition, the impact of a $617,849 decrease in Accounts Receivable was substantially offset by a $219,000 decrease in Deferred Income Taxes and a $151,258 decrease in Payables and Accruals.

     The Company maintains an intercompany line of credit with CERBCO, Inc. This line of credit was increased from $3,000,000 to $4,500,000 on August 12, 1999 to finance the Company's purchase of the remaining partnership interests in Midsouth Partners and increased from $4,500,000 to $6,000,000 on March 10, 2000 to finance additional anticipated cash requirements associated with continuing operating losses. The Company received $3.1 million in proceeds from line of credit advances from CERBCO, Inc. during the nine months ended March 31, 2000. During the first nine months of fiscal 2000, the Company expended $948,707 to purchase remaining interests in Midsouth Partners, $400,000 to repay partner loans to Midsouth Partners by former partners and $986,997 for installation equipment and other capital additions. The Company also repaid $400,000 in intercompany line of credit advances to CERBCO, Inc. during the period. The Company's financial liquidity remained adequate with working capital of $1.08 million and a current ratio of 1.15 at March 31, 2000.

     The Company anticipates that increased production levels and continuing operating losses in the future will require additional cash outlays. Management believes that cash flow from future operations, existing working capital and the remaining commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Dispute with ITI - United States District Court

     As previously reported, on December 3, 1999, Insituform Technologies, Inc. ("ITI") and its Netherlands affiliate filed a lawsuit in the United States District Court for the Middle District of Tennessee against the Company, the Company's wholly-owned Midsouth Partners subsidiary and other Company affiliates. ITI takes the position in the suit that all CIPP processes are derivative of the Insituform Process and that neither the Company nor Midsouth Partners can utilize other CIPP processes without utilizing ITI's intellectual property and trade secrets. ITI seeks to enjoin the Company and Midsouth Partners from utilizing other CIPP processes. In the alternative, ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a cross-over royalty for any CIPP work performed in "Insituform Owner Reserved Territories." ITI seeks a declaration that the Company and Midsouth Partners are in breach of the Midsouth Settlement Agreement. ITI seeks injunctive relief and unspecified damages.

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

                          INSITUFORM EAST, INCORPORATED
                          -----------------------------
                                  (Registrant)


Date  May 12, 2000                                 /s/ Robert W.  Erikson
      ------------                                 ----------------------
                                                   Robert W. Erikson
                                                   President

Date  May 12, 2000                                 /s/ Raymond T.  Verrey
      ------------                                 ----------------------
                                                   Raymond T. Verrey
                                                   Chief Financial Officer