Form 10-K
period 2000-06-30
INSITUFORM EAST INC
filed 2000-09-28
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended:                                 June 30, 2000
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from -----------------  to ---------------------

Commission file number: 0-10800
                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                                           52-0905854
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        3421 Pennsy Drive                                     20785-1608
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
                          Yes     X           No
                               --------           ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          Yes     X           No
                               --------           ---------

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 5, 2000, was $3,448,484.

As of September 5, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:
                            Common Stock                      4,059,266
                            Class B Common Stock                297,596
                                                           -------------
                            Total                             4,356,862

                      Documents Incorporated by Reference:

                                      None

Total number of pages of this report:   199
Index to Exhibits located at page:       40

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1.  Business......................................................      3

Item 2.  Properties....................................................      8

Item 3.  Legal Proceedings.............................................      8

Item 4.  Submission of Matters to a Vote of Security Holders...........     10

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     10

Item 6.  Selected Financial Data.......................................     11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................     11

Item 7a. Quantitative and Qualitative Disclosures About Market Risk....     14

Item 8.  Financial Statements and Supplementary Data...................     14

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................     14

PART III

Item 10. Directors and Executive Officers of the Registrant............     30

Item 11. Executive Compensation........................................     33

Item 12. Security Ownership of Certain Beneficial Owners and Management     38

Item 13. Certain Relationships and Related Transactions................     40

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   40


            --------------------------------------------------------

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS

                                 Pages 16 and 17

            --------------------------------------------------------

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

         In May 1989, the Company acquired an 80% interest in Try Tek Machine Works, Inc. ("Try Tek"). Try Tek, located in Hanover, Pennsylvania, was founded in September 1985 to custom design and build special machinery, including machinery used to rehabilitate pipelines using CIPP processes. The Company acquired an additional 10% interest in Try Tek in February 1993 and the remaining 10% interest in Try Tek in March 1995.

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

         In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform License Agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

         The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform(R) License Agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the CIPP processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform(R) License Agreement as the same existed on July 20, 1999.

(b)      Financial Information about Industry Segments

         In connection with the Company's acquisition of the remaining interests in Midsouth Partners, the Company has determined that, subsequent to July 20, 1999, the Company's operating activities consist of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using CIPP rehabilitation processes. Prior to July 20, 1999, the Company's operating activities consisted of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Since July 20, 1999, management and financial activities previously reported separately for Midsouth Partners have been consolidated for financial reporting purposes.

(c)      Narrative Description of Business

         Insituform East, Incorporated and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize custom manufactured unwoven polyester fiber-felt tubing with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

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

         In 1981, the Company was assigned the rights to an agreement (the SAW Agreement) regarding the introduction of potential Insituform process sublicensees to ITI. The Company currently receives quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in East's licensed territory. The Company received quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 76 United States patents that cover various aspects of the Insituform process. The last patent to expire will remain in effect until 2016. Two initial method patents relating to the Insituform process (one of which covered material aspects of the inversion process) expired in 1994. A patent relating to the Insitutube material will expire in May 2001 and a method patent relating to the Insitutube saturation process expires in February 2001.

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

CUSTOMERS

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1999, a county government in the Washington D.C. metropolitan area, Federal Government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue.

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

         During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, subject to ITI's right to approve the quality and specifications of material not purchased from ITI, the Company has the right to substitute an alternate polyester fiber-felt or other tube material available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners does purchase felt tube materials from suppliers other than ITI.

REVENUE RECOGNITION, CONTRACT AWARDS AND BACKLOG

         The Company recognizes revenues using the units of completion method as pipeline sections are rehabilitated using CIPP processes. Installations are generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $27.1 million at June 30, 2000 as compared to $31.1 million at June 30, 1999. The twelve-month backlog at June 30, 2000 was approximately $15.2 million as compared to $13.5 million at June 30, 1999. The total backlog value of all uncompleted and multi-year contracts at June 30, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company. The Company believes it remains the dominant provider of trenchless cured-in-place pipeline rehabilitation in its Insituform licensed territory and believes there is significant potential into the future for Midsouth Partners using the alternative CIPP processes available.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-two years, and the broader range of design alternatives available with a CIPP process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continue to present a significant CIPP capability advantage over alternative trenchless products and newer entrants.

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


SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President of Sales and Marketing. The Company's sales and marketing group includes three sales representatives assigned to serve the Company's municipal, Federal Government and industrial market customers. Sales and marketing personnel are full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

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

EMPLOYEES

         At June 30, 2000, the Company employed 155 full-time personnel.

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

         The Company leases a 15,000 square foot facility in Knoxville, Tennessee to serve Midsouth Partners customers in the southeastern United States.

         The Company also leases a 5,460 square foot facility in Cincinnati, Ohio to serve East's customers in the western region of its licensed territory.

Item 3.  Legal Proceedings

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against the Company and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act, the Tennessee Model Trademark Act, and applicable state law for the alleged unauthorized use of the Insituform trademark. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit the Insituform process as provided in the Settlement Agreement. ITI seeks declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) that Midsouth Partners is no longer entitled to exploit the Insituform process, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and
(iv) that the Settlement Agreement is or can be terminated. ITI also seeks a declaration that the right of the Company and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages.

         ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any CIPP techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a royalty and cross-over royalty totaling 20% (except as otherwise provided by the Settlement Agreement) for any CIPP work performed in these so-called "Insituform Owner Reserved Territories." ITI also seeks damages in the form of any and all unpaid royalties and cross-over royalties that are allegedly owed.

         In addition, ITI seeks a declaration that it is no longer obligated to make payments to the Company under its August 4, 1980 agreement with the Company's predecessor-in-interest (the "SAW Agreement"), under which ITI agreed to pay the Company's predecessor-in-interest for recruiting potential licensees of the Insituform process. ITI contends that its acquisition or merger of several such licensees has extinguished its obligations under the SAW Agreement to pay the Company, which was assigned the right to receive payments for such licensees in April 1981.

         Trial is currently scheduled for July 31, 2001, and discovery is underway. The Company has counterclaimed for a determination in its favor that all of its practices are lawful and in accord with existing agreements. The Company seeks unspecified damages from ITI in its counterclaims. The ultimate outcome of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods, such event could have a material adverse effect on the future financial position of the Company.

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

         The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 2000 as reported by NASDAQ:

                              Bid Prices* For Common Stock
                -----------------------------------------------------------
                   Quarter Ended                        High          Low
                1998
                     September 30                      $2.38        $2.13
                     December 31                       $2.25        $1.00
                1999
                     March 31                          $2.25        $0.75
                     June 30                           $1.44        $1.00
                     September 30                      $1.75        $1.25
                     December 31                       $1.81        $0.88
                2000
                     March 31                          $2.00        $1.25
                     June 30                           $1.75        $1.25

------------------------------
* Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         (ii)     Class B Common Stock

         There is no public trading market for shares of the Company's Class B Common Stock. Holders of shares of Class B Common Stock have ten votes per share on all matters, with the exception of voting power to elect directors. With respect to the election of directors, holders of Class B Common Stock, voting separately as a class, are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

(b)      Holders

         As of September 5, 2000, there were 566 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividends

         The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during the fiscal years ended June 30, 2000 and 1999, primarily as a result of negative operating results experienced during the period.

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

(in thousands, except per share and return on equity amounts)
                                                                        Years Ended June 30,
                                                    --------------------------------------------------------------
                                                       2000         1999        1998        1997         1996
                                                       ----         ----        ----        ----         ----
SUMMARY OF OPERATIONS:
Sales                                                 $ 22,422     $ 23,315     $23,891    $ 26,542    $ 30,471
Gross Profit                                          $  1,107     $  1,698     $ 2,700    $  4,119    $  8,182
Earnings (loss) before income taxes                   $ (2,980)    $ (1,829)    $  (545)   $   (888)   $  2,753
Net earnings (loss)                                   $ (2,761)    $ (1,116)    $  (332)   $   (544)   $  1,679
Net earnings (loss) per share                         $  (0.63)    $  (0.26)    $ (0.08)   $  (0.12)   $   0.38
Weighted average number of shares                        4,357        4,357       4,357       4,357       4,420
Dividends declared per share:
     Common Stock                                     $      -     $      -     $     -    $   0.06    $   0.06
     Class B Common Stock                             $      -     $      -     $     -    $   0.06    $   0.06

FINANCIAL POSITION:
Working capital                                       $  1,253     $  4,068     $ 6,952    $  7,641    $  8,709
Total assets                                          $ 18,066     $ 20,577     $20,952    $ 23,065    $ 23,189
Long-term debt                                        $     43     $     63     $   105    $    139    $    113
Stockholders' equity                                  $ 11,525     $ 14,286     $15,402    $ 15,734    $ 16,539
Book value per share                                  $   2.65     $   3.28     $  3.53    $   3.61    $   3.79

OTHER:
Average stockholders' equity
     [Weighted average equity during the year
     exclusive of current earnings (loss)]            $ 14,286     $ 15,402     $15,734    $16,531     $ 15,107
Return on equity
     [Net earnings (loss) divided by average
     stockholders' equity as defined above]            (19.3%)      (7.2%)       (2.1%)     (3.3%)       11.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$2,761,306 (-$0.63 per share) on sales of $22.4 million for the fiscal year ended June 30, 2000. In the previous year, the Company reported a consolidated net loss of -$1,115,534 (-$0.26 per share) on sales of $23.3 million. The Company attributed its unfavorable fiscal 2000 results primarily to a significant decrease in immediately workable backlog from October 1999 through May 2000.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's present and expected immediately workable backlog of customer orders, the Company currently anticipates modest but positive operating results for the first quarter ending September 30, 2000. The combination of a favorable mix of work and a consistently high volume of immediately workable backlog will be required to sustain positive operating results for the remaining quarters of fiscal 2001.

         As previously reported, The Company's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including ITI's most recent December litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December litigation is currently scheduled for July 31, 2001.

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

         In response to continuing unfavorable operating margins in fiscal 2000, the Company embarked on an aggressive cost reduction program to return the Company to positive operating results in fiscal 2001. As noted earlier, the Company currently anticipates modest but positive operating results for the first quarter of fiscal 2001 ending September 30, 2000. The Company intends going forward to provide a range of customer service and quality in response to market demand, including being the efficient low-cost provider where product price is the predominantly controlling procurement factor.

Results of Operations:

Key Statistics:                                      2000           1999             1998
                                                     ----           ----             ----
     Sales (100%)                                 $22,421,875   $23,315,198      $23,891,215
     Gross profit                                      5%            7%               11%
     Selling, general and administrative expenses     18%           19%               19%
     Net earnings (loss)                             (12%)          (5%)              (1%)

        The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company does rehabilitate pipelines using other rehabilitation processes, custom design and build special machinery and perform manhole rehabilitation and pipeline cleaning and television inspection services, over 89% of the Company's revenues for the years ended June 30, 2000, 1999 and 1998 came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

        Consolidated sales decreased $900,000 (4%) from $23.3 million in fiscal 1999 to $22.4 million in fiscal 2000, primarily as a result of significant decreases in immediately workable backlog from October 1999 through May 2000.

        Consolidated sales decreased $600,000 (2.5%) from $23.9 million in fiscal 1998 to $23.3 million in fiscal 1999, primarily as a result of significant revenues from the Perry Nuclear project recognized during the first quarter of fiscal 1998.

        The Company varies its prices according to pipe sizes and other contract conditions. Additionally, the Company has generally incorporated anticipated cost increases resulting from inflation, ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and operating results.

        The Company's gross profit as a percentage of sales revenues was 5%, 7% and 11% for fiscal 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 gross profit margin as compared to fiscal 1999 is due primarily to increased semi-fixed costs incurred during fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999. The decrease in fiscal 1999 gross profit margin as compared to fiscal 1998 is due primarily to acceptance of additional job completion costs on several incomplete projects and an increase in discounted sales.

         Selling, general and administrative expenses decreased $434,866 in fiscal 2000 as compared to fiscal 1999, primarily as a result of cost reduction measures implemented during fiscal 2000 plus the impact of additional legal costs associated with the future of Midsouth Partners incurred during fiscal 1999.

         Selling, general and administrative expenses decreased $100,318 in fiscal 1999 as compared to fiscal 1998 primarily as a result of reduced costs to support decreased production activities more than offsetting additional legal costs associated with the future of Midsouth Partners.

         Interest expense increased $259,360 from $85,013 for the year ended June 30, 1999 to $344,373 for the year ended June 30, 2000, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2000.

         The credit for income taxes of $219,000 for fiscal 2000 is 7% of the pretax loss of -$2,980,306 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $943,000 valuation allowance recorded against the deferred tax asset during the year. The credit for income taxes for fiscal 1999 and fiscal 1998 was calculated using applicable tax rates of 39% of the pretax loss.

Liquidity and Capital Resources

        Key Statistics:                               2000             1999             1998
                                                      ----             ----             ----
             Working Capital                       $1,253,130        $4,067,819       $6,952,085
             Current Ratio                           1.2 to 1         1.8 to 1         3.5 to 1
             Cash provided by (used in) Operations   $252,260         $(800,306)      $1,365,245
             Capital Expenditures                  $1,156,897        $2,425,409       $1,695,586

         During the fiscal year ended June 30, 2000, $252,260 in cash was provided by the Company's operating activities, primarily as a result of the Company's $2.8 million net loss for the year being more than offset by $2.3 million in depreciation and amortization not requiring the outlay of cash and a $1.1 million decrease in Accounts Receivable. The Company's working capital position remains adequate with working capital of $1.25 million and a current ratio of 1.2 to 1 at June 30, 2000.

         Capital expenditures during fiscal 2000, 1999 and 1998 included purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities and purchases of vehicles and production equipment to replace aging units.

         The Company maintains a $6,000,000 intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At June 30, 2000, the Company had an outstanding balance of $3,900,000 against this intercompany line.

         During the year ended June 30, 2000, the Company received $3.7 million in proceeds from line of credit advances from CERBCO, Inc. In addition to capital expenditures, the Company expended $948,707 to purchase remaining interests in Midsouth Partners, $400,000 to repay partner loans to Midsouth Partners by former partners, and $1.6 million to repay line of credit advances during fiscal 2000.

         The Company anticipates that increased production levels in the future will require additional working capital. Management believes that cash flow from future operations, existing working capital, and the remaining commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
McLean, Virginia



September 22, 2000

                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended June 30,
                                                       -------------------------------------------------------------
                                                             2000                  1999                 1998
                                                       -------------------------------------------------------------

       Sales                                              $22,421,875           $23,315,198          $23,891,215
                                                       ------------------   -------------------   ------------------

       Costs and Expenses:
            Cost of sales                                  21,314,391            21,617,623           21,190,803
            Selling, general and administrative             4,063,768             4,498,634            4,598,952
                                                       ------------------   -------------------   ------------------
                Total Costs and Expenses                   25,378,159            26,116,257           25,789,755
                                                       ------------------   -------------------   ------------------

       Loss from Operations                                (2,956,284)           (2,801,059)          (1,898,540)

       Investment Income                                       47,012                65,750               71,199
       Interest Expense                                      (344,373)              (85,013)             (77,203)
       Other Income                                           253,450               261,324              333,235
                                                       ------------------   -------------------   ------------------

       Loss Before Income Taxes and Non-owned
            Interests                                      (3,000,195)           (2,558,998)          (1,571,309)

       Non-owned Interests in Pretax Loss of Midsouth
            Partners                                           19,889               730,464            1,026,402
                                                       ------------------   -------------------   ------------------

       Loss Before Income Taxes                            (2,980,306)           (1,828,534)            (544,907)

       Credit for Income Taxes                                219,000               713,000              213,000
                                                       ------------------   -------------------   ------------------

       Net Loss                                           $(2,761,306)          $(1,115,534)       $    (331,907)
                                                       ==================   ===================   ==================

       Basic Loss Per Share                            $         (0.63)     $         (0.26)      $          (0.08)
                                                       ==================   ===================   ==================

       Diluted Loss Per Share                          $         (0.63)     $         (0.26)      $          (0.08)
                                                       ==================   ===================   ==================

See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2000               1999
                                                                              --------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                  $     571,874       $     793,187
     Accounts receivable:
         Due from customers                                                         5,400,317           6,514,843
         Other                                                                         61,120              73,592
     Inventories                                                                    1,421,104           1,273,402
     Prepaid and refundable income taxes                                               22,895              93,532
     Prepaid expenses                                                                 175,010             303,752
                                                                              -------------------  -----------------
         Total Current Assets                                                       7,652,320           9,052,308
Property, Plant and Equipment, at cost less accumulated depreciation               10,231,632          11,424,630
Deferred Income Taxes - net of valuation allowance of
     $943,000 and $0                                                                        -                   -
Cash Surrender Value of SERP Life Insurance                                           166,055              73,785
Other Assets                                                                           15,567              26,000
                                                                              -------------------  -----------------
     Total Assets                                                                 $18,065,574         $20,576,723
                                                                              ===================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to CERBCO, Inc.                                                $ 3,900,000         $ 1,800,000
     Partner loans to Midsouth Partners                                                     -             400,000
     Accounts payable                                                               1,278,760           1,366,483
     Accrued compensation and related expenses                                      1,180,253           1,361,115
     Income taxes payable                                                              10,000              14,724
     Current portion of capital lease obligations                                      30,177              42,167
                                                                              -------------------  -----------------
         Total Current Liabilities                                                  6,399,190           4,984,489
Deferred Income Taxes                                                                       -             219,000
Long Term Capital Lease Obligations                                                    42,584              62,662
Accrued SERP Liability                                                                 98,753              55,623
                                                                              -------------------  -----------------
     Total Liabilities                                                              6,540,527           5,321,774
                                                                              -------------------  -----------------

Non-owned Interests in Consolidated Subsidiary                                              -             968,596
                                                                              -------------------  -----------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock - $.04 par value: 10,000,000 shares authorized; 4,387,163
       shares issued; 4,059,266 shares outstanding                                    175,486             175,486
     Class B common stock - $.04 par value: 800,000 shares authorized;
       297,596 shares issued and outstanding                                           11,904              11,904
     Additional paid-in capital                                                     4,000,424           4,000,424
     Retained earnings                                                              8,526,846          11,288,152
                                                                              -------------------  -----------------
                                                                                   12,714,660          15,475,966

     Less cost of 327,897 shares of common stock in treasury                        1,189,613           1,189,613
                                                                              -------------------  -----------------
     Total Stockholders' Equity                                                    11,525,047          14,286,353
                                                                              -------------------  -----------------
     Total Liabilities and Stockholders' Equity                                   $18,065,574         $20,576,723
                                                                              ===================  =================
See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999, and 1998

                                                 $.04 Par Value                                                          Total
                                $.04 Par Value   Class B Common     Additional        Retained     Common Stock in   Stockholders'
                                 Common Stock        Stock       Paid-in Capital      Earnings         Treasury          Equity
                               -----------------------------------------------------------------------------------------------------

Balance - July 1, 1997              $175,486           $11,904      $4,000,424        $12,735,593     $(1,189,613)     $15,733,794
  Net loss for the year                    -                 -               -           (331,907)              -         (331,907)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 1998              175,486            11,904       4,000,424         12,403,686      (1,189,613)      15,401,887
  Net loss for the year                    -                 -               -         (1,115,534)              -       (1,115,534)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 1999              175,486            11,904       4,000,424         11,288,152      (1,189,613)      14,286,353
  Net loss for the year                    -                 -               -         (2,761,306)              -       (2,761,306)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2000             $175,486           $11,904      $4,000,424         $8,526,846     $(1,189,613)     $11,525,047
                               =====================================================================================================

See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended June 30,
                                                                            ---------------------------------------------------
                                                                                 2000             1999              1998
                                                                            ---------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                                   $(2,761,306)     $(1,115,534)       $ (331,907)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                              2,303,959        2,114,673         2,112,006
     Deferred income taxes                                                       (219,000)        (696,000)         (159,000)
     Non-owned interests in loss of consolidated subsidiary                       (19,889)        (730,464)       (1,026,402)
     Accrued SERP Liability                                                        43,130           55,623                 -
   Changes in assets and liabilities
     Receivables                                                                1,126,998       (1,408,413)        1,502,105
     Inventories                                                                 (147,702)         108,459           156,156
     Other current assets                                                         199,379          675,940           (56,072)
     Payables and accruals                                                       (273,309)         195,410          (831,641)
                                                                            ---------------- ----------------  ----------------
Net cash provided by (used in) operating activities                               252,260         (800,306)        1,365,245
                                                                            ---------------- ----------------  ----------------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                          (948,707)               -                 -
   Capital expenditures                                                        (1,156,897)      (2,425,409)       (1,695,586)
   Increase in cash surrender value of SERP life insurance                        (92,270)         (73,785)                -
   Capital contributions to Midsouth Partners by non-owned
     interests                                                                          -                -           276,000
   Increase in other assets                                                       (20,000)               -                 -
   Disposal of equipment, net                                                      87,086           28,797           170,950
                                                                            ---------------- ----------------  ----------------
Net cash used in investing activities                                          (2,130,788)      (2,470,397)       (1,248,636)
                                                                            ---------------- ----------------  ----------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                      3,700,000        2,100,000         2,600,000
   Repayment of line of credit advances to CERBCO, Inc.                        (1,600,000)        (300,000)       (2,600,000)
   Dividends paid                                                                       -                -          (261,412)
   Loans to Midsouth Partners from non-owned interests                                  -          400,000           250,000
   Repayment of partner loans by Midsouth Partners                               (400,000)        (250,000)                -
   Proceeds from bank line of credit advances                                           -                -         1,800,000
   Repayment of line of credit advances to bank                                         -                -        (1,800,000)
   Principal payments under capital lease obligations                             (42,785)         (34,621)          (28,538)
                                                                                                               ----------------
                                                                            ---------------- ----------------
Net cash provided by (used in) financing activities                             1,657,215        1,915,379           (39,950)
                                                                            ---------------- ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                             (221,313)      (1,355,324)           76,659
Cash and cash equivalents at beginning of year                                    793,187        2,148,511         2,071,852
                                                                            ---------------- ----------------  ----------------
Cash and cash equivalents at end of year                                     $    571,874     $    793,187        $2,148,511
                                                                            ================ ================  ================

Supplemental disclosure of cash flow information:
     Interest paid                                                          $     312,969     $     85,013      $     77,203
     Income taxes refunded                                                  $     (65,913)     $  (582,561)     $   (160,487)

Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations                $       10,717   $             -   $
                                                                                                                           -
See notes to consolidated financial statements

                          INSITUFORM EAST, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

1.       Summary of Significant Accounting Policies

Business Operations

         Insituform East, Incorporated (the "Company") and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic States and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 8. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates from and after July 20, 1999 substantially without geographic restriction.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Midsouth, LLC, Try Tek Machine Works, Inc. and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements also include the accounts of Midsouth Partners, the Company's wholly-owned subsidiary partnership (majority-controlled prior to July 20, 1999). All significant intercompany accounts and transactions have been eliminated.

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

Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Substantially all inventories consist of raw materials utilized in CIPP rehabilitation processes.

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

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result primarily from the temporary differences in recognizing net operating loss carryforwards, depreciation, contract revenues, compensated absences and the results of operations of Midsouth Partners for tax and financial reporting purposes.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company has determined that the adoption of SFAS No. 133 will not have a significant effect on its financial statement presentation or disclosures, or on its results of operations and financial position. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, which clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees for certain issues ("Opinion No. 25"). The Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000, for which the effects are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation had no impact on the Company's financial position or results of operations.

2.       Accounts Receivable

         Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $-0- both at June 30, 2000 and at June 30, 1999. Other accounts receivable includes expense advances to officers and employees of $11,931 and $14,467 at June 30, 2000 and 1999, respectively.

3.       Acquisition of Remaining Interests in Midsouth Partners

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

         Effective July 20, 1999, the Company, through its wholly-owned subsidiary, Midsouth, LLC, acquired the remaining 57.5% interests in Midsouth Partners previously held by ITI and Insituform Southwest, Inc. for $948,707, the book value of their respective partnership accounts on July 20, 1999. The acquisition was accounted for as a purchase. Partnership pretax earnings and losses attributable to these interests, previously allocated to non-owned interests in consolidation, have been allocated to the Company subsequent to July 20, 1999.

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1999 and July 1, 1998, are as follows:

                                                                                   Years Ended June 30,
                                                                         ------------------------------------------
                                                                                  2000                 1999
                                                                                  ----                 ----
        Sales                                                              $22,421,875              $23,315,198
        Net Loss                                                           $(2,781,195)             $(1,626,998)
        Net Loss Per Share
           Basic                                                                $(0.64)                  $(0.37)
           Diluted                                                              $(0.64)                  $(0.37)

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                                                         June 30,
                                                                         ------------------------------------------
                                                                               2000                    1999
                                                                         ------------------      ------------------
         Land and improvements                                               $  2,018,587           $  2,018,587
         Buildings and improvements                                             5,934,177              5,615,186
         Vehicles and production equipment                                     13,330,849             13,303,716
         Small tools, radios and machine shop equipment                         4,637,721              4,466,896
         Office furniture and equipment                                         1,300,945              1,209,718
         Leasehold improvements                                                    97,906                 94,125
                                                                         ------------------      ------------------
                                                                               27,320,185             26,708,228
         Less accumulated depreciation                                         17,088,553             15,283,598
                                                                         ------------------      ------------------
         Property, plant and equipment, at cost less accumulated
              depreciation                                                    $10,231,632            $11,424,630
                                                                         ==================      ==================

         The Company incurred repair and maintenance costs of $1,143,449, $1,028,106, and $742,308 for the years ended June 30, 2000, 1999, and 1998, respectively.

5.       Notes Payable

         The Company maintains an Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are due on demand with interest payable monthly at the commercial bank prime lending rate. This facility, which is available for an indefinite period, was increased from $3,000,000 to $4,500,000 on August 12, 1999 in connection with the Company's acquisition of remaining partnership interests in Midsouth Partners. This facility was increased from $4,500,00 to $6,000,000 on March 10, 2000 in connection with additional anticipated cash requirements associated with continuing losses from operations. At this time, the previously unsecured facility was converted to a secured facility collateralized by substantially all tangible and intangible assets owned by the Company.

         The Company maintained a $3,000,000 Revolving Line of Credit facility with a commercial bank. This facility was available to the Company through February 28, 1999. Due to a change in loan terms sought by the commercial bank, the Company let this facility lapse on its expiration date.

6.       Leases

         The Company leases production and computer equipment from unrelated parties. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 2000 is $38,043. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 2000 is as follows:

         Minimum lease payments:

        Year Ending June 30,
                       2001                                         43,844
                       2002                                         38,968
                       2003                                         10,134
                                                               ---------------
        Total minimum lease payments                                92,946
        Less amount representing interest                           20,185
                                                               ---------------
        Present value of minimum lease payments                     72,761
        Less current portion                                        30,177
                                                               ---------------
        Long-term capital lease obligations                        $42,584
                                                               ===============

         Midsouth Partners leases operations facilities in Nashville and Knoxville, Tennessee. East leases an operations facility in Cincinnati, Ohio. The Company leases equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was $267,377, $162,750 and $452,292 for the years ended June 30, 2000, 1999, and 1998, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $72,036 on noncancelable operating leases during the years ending June 30, 2001 and 2002 and minimum lease payments of $31,524 and $18,561 on noncancelable operating leases during the years ending June 30, 2003 and 2004, respectively.

7.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income taxes included in the consolidated statements of operations is as follows:


                                                                             Years Ended June 30,
                                                                -----------------------------------------------
                                                                      2000            1999           1998
                                                                      ----            ----           ----

       Statutory Federal income tax rate:                             34%             34%            34%
                                                                      ===             ===            ===
       Income tax expense  (benefit)  computed at the statutory
          Federal rate                                            $(1,013,300)      $(621,700)     $(185,265)
       State income tax expense  (benefit),  net of Federal tax
          benefit (expense)                                          (170,600)       (112,600)       (45,776)
       Non-deductible expenses                                         21,900          21,300         18,041
       Valuation allowance                                            943,000               -              -
                                                                   ----------       ----------     ----------
       Provision (credit) for income taxes                          $(219,000)      $(713,000)     $(213,000)
                                                                    ==========      ==========     ==========

       Effective tax rate                                              7%             39%            39%
                                                                       ==             ===            ===

         The credit for income taxes consists of the following:

                                                                             Years Ended June 30,

                                                                 ---------------- -------------- --------------
                                                                      2000            1999           1998
                                                                      ----            ----           ----
        Current
             Federal                                             $          0        $ (15,000)    $  (47,000)
             State                                                          0           (2,000)        (7,000)
                                                                 --------------    ------------  -------------
                                                                            0          (17,000)       (54,000)
                                                                 --------------     -----------   ------------
        Deferred
             Federal                                                 (191,000)        (607,000)      (139,000)
             State                                                    (28,000)         (89,000)       (20,000)
                                                                   -----------     ------------   ------------
                                                                     (219,000)        (696,000)      (159,000)
                                                                    ----------      -----------    -----------
        Total                                                       $(219,000)       $(713,000)     $(213,000)
                                                                    ==========       ==========     ==========

         The calculation of the Company's Credit for Income Taxes for the year ended June 30, 2000, using applicable enacted Federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $943,000 at June 30, 2000, has been reduced by a valuation allowance of $943,000 because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

         At June 30, 2000, the Company has net operating loss carryforwards of approximately $4,805,000 available to reduce future federal tax liabilities. Approximately $1,821,000 and $2,984,000 of available net operating loss carryforwards will expire in 2019 and 2020, respectively.

         The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) at June 30, 2000 and 1999 are presented below:

                                                                            June 30,
                                                              -------------------------------------
        Deferred Tax Assets:                                        2000               1999
                                                                    ----               ----
                 Net operating loss carryforwards               $1,858,000           $729,000
                 Deferred compensation                              17,000             19,000
                 Other                                              55,000            104,000
                 Valuation allowance                              (943,000)                 -
                                                                  ---------        ----------

                 Total Deferred Tax Assets                         987,000            852,000

        Deferred Tax Liability:
                 Depreciation                                     (987,000)        (1,071,000)
                                                                  ---------        -----------
        Net Deferred Tax Asset (Liability)                       $       -         $ (219,000)
                                                                 ==========        ===========

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

         The East agreements obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. Payments of minimum annual royalties for East for the years ended June 30, 1999 and 1998 have been waived by ITI. Payments of minimum annual royalties for Midsouth Partners for the years ended December 31, 1998 and 1997 were also waived by ITI. During the year ended June 30, 2000, the Company incurred $1,215,929 in royalty expense, to include $220,806 in minimum annual royalties not waived by ITI. During the years ended June 30, 1999 and 1998, the Company incurred royalty expenses of $1,244,954 and $1,409,696 respectively. East has not received a waiver of minimum annual royalties for the year ending June 30, 2001.

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

Pending Litigation

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against the Company and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act, the Tennessee Model Trademark Act, and applicable state law for the alleged unauthorized use of the Insituform trademark. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit the Insituform process as provided in the Settlement Agreement. ITI seeks declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) that Midsouth Partners is no longer entitled to exploit the Insituform process, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and
(iv) that the Settlement Agreement is or can be terminated. ITI also seeks a declaration that the right of the Company and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages.

         ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any CIPP techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company and Midsouth Partners must pay ITI a royalty and cross-over royalty totaling 20% (except as otherwise provided by the Settlement Agreement) for any CIPP work performed in these so-called "Insituform Owner Reserved Territories." ITI also seeks damages in the form of any and all unpaid royalties and cross-over royalties that are allegedly owed.

         In addition, ITI seeks a declaration that it is no longer obligated to make payments to the Company under its August 4, 1980 agreement with the Company's predecessor-in-interest (the "SAW Agreement"), under which ITI agreed to pay the Company's predecessor-in-interest for recruiting potential licensees of the Insituform process. ITI contends that its acquisition or merger of several such licensees has extinguished its obligations under the SAW Agreement to pay the Company, which was assigned the right to receive payments for such licensees in April 1981.

         Trial is currently scheduled for July 31, 2001, and discovery is underway. The Company has counterclaimed for a determination in its favor that all of its practices are lawful and in accord with existing agreements. The Company seeks unspecified damages from ITI in its counterclaims. The ultimate outcome of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods, such event could have a material adverse effect on the future financial position of the Company.

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

         At June 30, 2000, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

         East and Midsouth Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. During the years ended June 30, 2000, 1999, and 1998, the Company recognized profit sharing expense of $14,834, $243,123 and $47,739, respectively.

11.      Supplemental Executive Retirement Plan

         On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for three of its executive officers who are not otherwise participants in the parent company SERP. The expense for this plan was $48,695, $59,673 and $17,715 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

12.      Net Loss Per Share

         Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the years ended June 30, 2000, 1999, and 1998.

         Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the years ended June 30, 2000, 1999, and 1998.

13.      Stock Options

         The Company maintains four stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant and are exercisable at the date of the grant.

         On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company. No options reserved under the terms of this plan had been granted at June 30, 2000.

         On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. If not exercised, option shares granted under this plan will expire five years from the date of the grant.

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

         The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during the past three years:

                                          1999 Board of Directors               1994 Board of Directors
                                             Stock Option Plan                     Stock Option Plan
                                     -----------------------------------   -----------------------------------
                                                       Average Price                          Average Price
                                          Shares          Per Share             Shares          Per Share
         Outstanding
              July 1, 1997                        0        $    0                315,000         $   3.16
              Granted                             0             0                105,000             2.47
              Exercised                           0             0                      0                0
              Expired                             0             0                      0                0
                                        -----------                         ------------

         Outstanding
              June 30, 1998                       0             0                420,000             2.98
              Granted                             0             0                105,000             1.14
              Exercised                           0             0                      0                0
              Expired                             0             0                      0                0
                                        -----------                         --------------

         Outstanding
              June 30, 1999                       0             0                525,000             2.62
              Granted                       105,000          1.33                      0                0
              Exercised                           0             0                      0                0
              Expired                       (15,000)         1.33               (165,000)            2.62
                                            --------                           ----------

         Outstanding
              June 30, 2000                  90,000         $1.33                360,000         $   2.61
                                            =======                              =======

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

         Summary information for stock options granted during the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                                                Years Ended June 30,
                                                                 ----------------------------------------------------
                                                                       2000              1999             1998
                                                                       ----              ----             ----
        Date of grant                                                12/10/99          12/11/98         12/12/97
        Option shares granted                                        105,000           105,000           105,000
        Per share exercise price                                      $1.33             $1.14             $2.47
        Fair value per option share                                   $0.77             $0.43             $0.94

         The fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                                                                Years Ended June 30,
                                                                 ----------------------------------------------------
                                                                       2000              1999             1998
                                                                       ----              ----             ----
        Risk-free interest rate                                       5.30%             4.58%             4.69%
        Expected option term                                         5 years           5 years           5 years
        Expected stock price volatility                                63%               38%               38%
        Expected dividend yield                                         0%                1%               1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share for the years ended June 30, 2000, 1999 and 1998 would be as follows:

                                                                                Years Ended June 30,
                                                                       2000              1999             1998
                                                                 ----------------- ----------------- ----------------
        Net earnings (loss):
          As reported                                                $(2,761,306)      $(1,115,534)      $ (331,907)
          Pro forma                                                  $(2,842,077)      $(1,145,612)      $ (397,349)
        Basic Net earnings (loss) per share:
          As reported                                                  $   (0.63)        $   (0.26)        $  (0.08)
          Pro forma                                                    $   (0.65)        $   (0.26)        $  (0.09)
        Diluted Net earnings (loss) per share:
          As reported                                                  $   (0.63)        $   (0.26)        $  (0.08)
          Pro forma                                                    $   (0.65)        $   (0.26)        $  (0.09)

14.      Segment Reporting Information

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

         The Company's sales to foreign countries, consisting of equipment and parts used in the Insituform process manufactured by East's Try Tek Machine Works subsidiary and sold through ITI to ITI's foreign affiliates and licensees, were $49,529, $89,356 and $178,782 for the years ended June 30, 2000, 1999, and
1998, respectively.

15.      Significant Customers

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenue. During the year ended June 30, 1999, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue. During the year ended June 30, 1998, the Perry Nuclear Power Plant project, a combined city and county metropolitan government in Tennessee and a county government in the Washington, D.C. metropolitan area accounted for 19%, 12% and 12%, respectively, of the Company's revenue.

16.      Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for the years ended June 30, 2000 and 1999 are presented in the following table.

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                            September 30,        December 31,         March 31,           June 30,
                                                 1999                1999               2000                2000
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 2000

Sales                                             $7,314,454          $ 4,672,268         $ 4,762,450          $5,672,703
Gross Profit (Loss)                               $1,195,068          $  (203,185)        $  (536,431)         $  652,032
Net Earnings (Loss)                               $   58,617          $(1,021,470)        $(1,495,126)         $ (303,327)
Net Earnings (Loss) Per Share                     $     0.01          $     (0.23)        $     (0.34)         $    (0.07)

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                            September 30,        December 31,         March 31,           June 30,
                                                 1998                1998               1999                1999
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 1999

Sales                                             $6,047,942         $ 5,898,104         $4,993,149         $ 6,376,003
Gross Profit (Loss)                               $  997,491         $   867,314         $ (332,091)        $   164,861
Net Earnings (Loss)                               $   52,928         $   (45,520)        $ (613,082)        $  (509,860)
Net Earnings (Loss) Per Share                     $     0.01         $     (0.01)        $    (0.14)        $     (0.12)


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The following table sets forth the name, age, principal occupation, business experience and directorship history of the directors and executive officers of Insituform East, Incorporated. Directors of the Company are elected at the Annual Meeting of Stockholders, except that vacancies and newly created directorships may be filled by the directors then in office. Each director holds office until his successor is elected and qualified or until his earlier resignation or removal. Messrs. Trent H. Ralston and William "Will" C. Willis, Jr. were elected by the Board to fill existing Board vacancies on September 8, 2000.

         The individuals listed in the table who were executive officers but not directors of the Company throughout fiscal year 2000 are Raymond T. Verrey, John
F. Mulhall, Gregory Laszczynski and Robert F. Hartman. Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

                                                                         First Became     Class of Common Stock For
Name, Age, Principal Occupation, Business Experience and Directorships    A Director            Which Elected
----------------------------------------------------------------------- --------------- -------------------------------

George Wm. Erikson, Age 58 1/                                           1984            Class B Common Stock
Chairman, member of the Chief Executive  Officer Committee and General
     Counsel since 1986,  Chairman of the Board of Directors from 1985 to 1986; CERBCO,  Inc. -- Chairman,  General Counsel and Director
     since  1988;  CERBERONICS,  Inc.  -- Vice  Chairman  since  1988,
     Chairman from 1979 to 1988,  Secretary from 1976 to 1988, General
     Counsel  since  1976 and  Director  since  1975;  Capitol  Office
     Solutions,  Inc. -- Chairman,  General  Counsel and Director from
     1987 to June 30, 1997.

Robert W. Erikson, Age 55 1/                                            1985            Class B Common Stock
President since  September 1991, Vice Chairman and member of the Chief
     Executive  Officer  Committee  since 1986,  Vice  Chairman of the
     Board of Directors from 1985 to 1986; CERBCO,  Inc. -- President,
     Vice  Chairman  and  Director  since 1988;  CERBERONICS,  Inc. --
     Chairman  since 1988,  President  from 1977 to 1988 and  Director since 1974;  Capitol Office Solutions,  Inc. -- Vice Chairman and
     Director  from  1987 to June 30,  1997;  Director  of The  Palmer
     National Bank from 1983 to 1996,  and Director of its  successor,
     The George Mason Bank, N.A., until June, 1997.

Webb C. Hayes, IV, Age 52 3/                                            1994            Class B Common Stock
Managing Director of Private  Client  Services at Friedman,  Billings,
     Ramsey  Group,  Inc.;  Director and Vice  Chairman of United Bank
     from June 1997 to May 1999; Director and Executive Vice President
     of George Mason Bankshares, Inc. and Chairman,  President and CEO
     of The George Mason Bank,  N.A.,  from 1996 to 1997;  Chairman of the  Board of  Palmer  National  Bancorp.,  Inc.  and The  Palmer
     National Bank from 1985 to 1996,  President  and Chief  Executive
     Officer from 1983 to 1996;  Director of CERBCO,  Inc. since 1991;
     Director of Capitol Office Solutions,  Inc. from 1992 to June 30,
     1997;  Director of the Federal Reserve Bank of Richmond from 1992 to 1995.

Paul C. Kincheloe, Jr., Age 59                                          1994            Class B Common Stock
Practicing attorney and real estate  investor  since 1967;  Partner in the law firm of Kincheloe and Schneiderman  since 1983;  Director of CERBCO, Inc. since 1991; Director of Capitol Office Solutions,
     Inc.  from 1992 to June 30,  1997;  Director  of Herndon  Federal
     Saving & Loan  from  1970 to  1983;  Director  of  First  Federal
     Savings & Loan of Alexandria from 1983 to 1989.

Trent H. Ralston, Age 62 2/                                             2000            Class B Common Stock
Independent business consultant since 1999; President of TRB Specialty
     Rehabilitation,  Inc. from 1985 to 1999; Executive Vice President and Chief Executive Officer of Technical Grouting Services,  Inc.
     from 1980 to 1985;  Director  of the North  American  Society for
     Trenchless  Technology  (NASTT)  from 1993 to 1999,  Chairman  in
     1999, past Chairman in 2000; Director of the National Association of Sewer  Service  Companies  (NASSCO)  in 1990 and from  1993 to
     1994, President in 1992.

Thomas J. Schaefer, Age 62 2/ 3/                                        1981            Common Stock
Independent private  investor since 1995;  President,  Chief Executive
     Officer and Director of Columbia  First Bank,  N.A.  from 1988 to
     1995;  President and Chief Executive Officer of Signet Bank, N.A.
     from 1981 to 1988 and Director of Signet Bank,  N.A. from 1978 to
     1988; Director of CERBCO, Inc. from July 1990 to November 1990.

William "Will" C. Willis, Jr., Age 47 2/                                2000            Common Stock
Director, President and CEO of Global Technovations,  Inc. since 1997,
     Chairman of the Board since 1998; Chairman of Willis & Associates from 1995 to 1997;  President  and COO of MBf USA, Inc. from 1994 to 1995; President and CEO of Insituform Technologies,  Inc. from
     1990 to  1993;  President  of The  Paper  Art  Company,  Inc.,  a
     division of The Mennen Company, from 1985 to 1990.

Raymond T. Verrey, Age 54
Vice President,  Treasurer  and Chief  Financial  Officer  since 1988,
     Principal  Accounting Officer since 1987; employed by Touche Ross
     & Co. from 1975 to 1987, serving as an Audit Manager from 1981 to 1987.

John F. Mulhall, Age 54
Vice President of Sales and  Marketing  since 1988,  Director of Sales
     and  Marketing   from  1987  to  1988;   employed  by  Translogic
     Corporation, a material conveying system manufacturer,  from 1972 to 1987, serving as Eastern Regional Manager from 1979 to 1987.

Gregory Laszczynski, Age 46
Vice President of Operations  since 1989,  Director of Operations from
     1987 to 1989; employed by FMC Corporation from 1984 to 1987, serving as a Project Engineer.

Robert F. Hartman, Age 53
Vice President  of  Administration  and  Secretary  since  1991;  Vice
     President and Controller of CERBCO, Inc. since 1988, Secretary since 1991, Treasurer and Chief Financial Officer since 1997;
     Vice  President and Treasurer of  CERBERONICS,  Inc.  since 1988;
     employed by Dynamac International, Inc. from 1985 to 1988, serving as Controller; employed by CERBERONICS, Inc. from 1979 to 1985, serving as Vice President and Treasurer from 1984 to 1985.


1/   Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
2/   Member of Audit Committee.
3/   Member of Stock Option Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

Item 11.   Executive Compensation

GENERAL

         Pursuant to the Company's By-laws, the Chief Executive Officer Committee (the "CEOC") -- consisting of the Chairman, the Vice Chairman, the President, and such other officers of the Corporation as may from time to time be determined by the Board -- performs the functions of the Chief Executive Officer of the Company. Since August 30, 1991, the CEOC has consisted of George Wm. Erikson, Chairman, and Robert W. Erikson, Vice Chairman and President.

         The Company does not have a compensation committee. The CEOC, with the annual review and oversight of the Board, determines the compensation for all officers of the Company except the members of the CEOC. The Board as a whole considers compensation arrangements proposed by and for members of the CEOC, and, pursuant to the By-laws, is the ultimate determiner of compensation arrangements for members of the CEOC. When considering CEOC compensation arrangements, Board review may be conducted with or without the presence (or participation) of the CEOC members who are also members of the Board as the Board deems appropriate under the circumstances. Resolutions of the Board altering CEOC compensation arrangements, in any material way, are voted upon by the Board with such CEOC members abstaining. A second vote is then taken with all directors participating.

SUMMARY COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company to each of the named executive officers for the fiscal years ended June 30, 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                    ---------------------------------
                                                Annual Compensation                         Awards          Payouts
                                  --------------------------------------------------
  Name and Principal    Fiscal   Salary     Bonus    Other Annual    Total Annual   Restricted  Securities  LTIP        All Other
       Position         Year        ($)       ($)    Compensation    Compensation   Stock       Underlying  Payouts   Compensation
                                                        ($) 2/           ($)        Awards ($)  Options/      ($)        ($) 3/
                                                                                                 SARs (#)
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------

George Wm. Erikson       2000     $223,106       $0        $0             $223,106      $0        15,000        $0         $3,540
Chairman & General       1999      216,607        0         0              216,607       0        15,000         0        $15,476
Counsel 1/               1998      215,030        0         0              215,030       0        15,000         0          4,745

Robert W. Erikson        2000     $223,106       $0        $0             $223,106      $0        15,000        $0         $1,140
President 1/             1999      216,607        0         0              216,607       0        15,000         0         13,076
                         1998      215,030        0         0              215,030       0        15,000         0          2,345

John F. Mulhall          2000     $130,532       $0        $0             $130,532      $0             0        $0         $1,552
Vice President of        1999      126,729        0         0              126,729       0             0         0         10,308
Sales & Marketing        1998      125,806   12,000         0              137,806       0             0         0          2,573

Gregory Laszczynski      2000     $142,055       $0        $0             $142,055      $0             0        $0         $3,177
Vice President of        1999      137,917        0         0              137,917       0             0         0         12,878
Operations               1998      136,913   17,000         0              153,913       0             0         0          4,535

Raymond T. Verrey        2000     $106,780       $0        $0             $106,780      $0             0        $0         $2,297
Vice President &         1999      103,670        0         0              103,670       0             0         0          8,776
Chief        Financial   1998      102,915    1,000         0              103,915       0             0         0          2,840
Officer

Robert F. Hartman        2000      $94,962       $0        $0              $94,962      $0             0        $0         $1,004
Vice President of        1999       92,195        0         0               92,195       0             0         0          7,626
Administration &         1998       91,524    2,000         0               93,524       0             0         0          2,874
Secretary

1/ The Company's Chief Executive Officer Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief
     Executive Officer of the Company.
2/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
3/ Contributions to the Insituform East, Incorporated Employee Advantage Plan, as described on page 34.

COMPENSATION PURSUANT TO PLANS

Insituform East, Incorporated Employee Advantage Plan

         The Company maintains a noncontributory profit sharing (retirement) plan, the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"), in which all employees not covered by a collective bargaining agreement and employed with the Company for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Company's Board of Directors which determines, at its discretion, the amount of the Company's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of the Company, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of the Company's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Discretionary amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2000.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. As mandated by the plan, the Company contributes an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. During the fiscal year ended June 30, 2000, the Company made the following contributions for the Company's officers:

Names and Capacities in Which                                                Contributions for       Vested Percent
Cash Contributions Were Made                                                 Fiscal Year 2000        as of 6/30/00
----------------------------                                                 ----------------        -------------

George Wm. Erikson, Chairman                                                         $2,400                 100%
Robert W. Erikson, President                                                              0                 100%
John F. Mulhall, Vice President of Sales & Marketing                                    663                 100%
Gregory Laszczynski, Vice President of Operations                                     2,169                 100%
Raymond T. Verrey, Vice President & Chief Financial Officer                           1,630                 100%
Robert F. Hartman, Vice President of Administration & Secretary                         337                 100%

All Executive officers as a group (6 persons)                                        $7,199                 N/A

1/ Total contributions to employees of $78,810 include Insituform East's matching contribution of $54,760 and reallocated amounts totaling $24,050 forfeited by former participants who terminated employment with Insituform
     East during fiscal year 2000.

Insituform East, Incorporated Supplemental Executive Retirement Plan

         During fiscal year 1998, the Company entered into Supplemental Executive Retirement Agreements with Messrs. John Mulhall, Gregory Laszczynski and Raymond Verrey pursuant to a Supplemental Executive Retirement Plan (the "IEI SERP"). Each agreement provides for monthly retirement benefits of 25% of the executive's final aggregate monthly salary from the Company as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

         To compute the monthly retirement benefits, the percentage of final monthly salary is multiplied by a ratio (not to exceed 1) of:

                  the completed years (and any fractional year) of employment by the Company after 1997 to the total number of years (and any fractional year) of employment by the Company after 1997 that the executive would have completed if he had continued in employment to age 65.

         In the case of Messrs. Mulhall and Laszczynski, if the executive dies prior to retirement, the executive's beneficiary will receive a pre-retirement death benefit under a split-dollar insurance arrangement. The executive's beneficiary will receive a one-time lump sum payment in the amount of $700,000. In the case of Mr. Verrey, the executive's beneficiary will receive a pre-retirement death benefit of 25% of the executive's final monthly salary for 180 months. If any executive dies after commencement of the payment of retirement benefits, but before receiving 180 monthly payments, the executive's beneficiary will continue to receive payments until the total payments received by the executive and/or his beneficiary equal 180.

         The SERP is  technically  unfunded,  except  as  described  below.  The
Company will pay all benefits from its general revenues and assets. To facilitate the payment of benefits and provide the executives with a measure of benefit security without subjecting the SERP to various rules under the Employment Retirement Income Security Act of 1974, the Company has established an irrevocable trust called the Insituform East, Incorporated Supplemental Executive Retirement Trust. This trust is subject to the claims of the Company's creditors in the event of bankruptcy or insolvency. The trust has purchased life insurance on the lives of Messrs. Mulhall and Laszczynski to provide for financial obligations under the plan. Assets in the trust consist of the cash surrender values of the executive life insurance policies and are carried on the Company's balance sheet as assets. The trust will not terminate until participants and beneficiaries are no longer entitled to benefits under the plan. Upon termination, all assets remaining in the trust will be returned to the Company.

         The following table sets forth the annual retirement benefits that would be received under the SERP at various compensation levels after the specified years of service:

                              Pension Plan Table Where Formula Provides 25% of Compensation 1/
                              ------------------------------------------------------------- -

                                                    Years of Service (Under Plan)
                                 ----------------- ---------------- ----------------- ---------------- ---------------
     (Final) Remuneration               15               20                25               30               35
     --------------------               --               --                --               --               --

              50,000                  11,719            12,500           12,500            12,500         12,500
              75,000                  17,578            18,750           18,750            18,750         18,750
             100,000                  23,438            25,000           25,000            25,000         25,000
             125,000                  30,925            31,250           31,250            31,250         31,250
             150,000                  30,925            36,420           37,500            37,500         37,500
             175,000                  30,925            36,420           40,211            43,750         43,750
             200,000                  30,925            36,420           40,211            44,396         49,017
             250,000                  30,925            36,420           40,211            44,396         49,017
             300,000                  30,925            36,420           40,211            44,396         49,017
             350,000                  30,925            36,420           40,211            44,396         49,017
             400,000                  30,925            36,420           40,211            44,396         49,017

1/   Assumes at the time the Plan was  established (i) the individual is age 50,
     (ii) maximum covered compensation is $100,000 and is increased 2% ( compounded annually) each year of service after 1997, and (iii) retirement is effective at age 65.

         Each executive's covered compensation under the SERP is equal to his final base salary as defined in and limited by the executive's agreement. The maximum covered compensation for each executive is his salary as of December 31, 1997, increased 2% annually beginning in 1998.

         The following table sets forth information concerning vested annual benefits as of June 30, 2000 for the three executives covered by the SERP:

                                         Years of Credited        Current Annual            Vested            Vested
Name                                     Service Under Plan    Covered Compensation       Percentage      Annual Benefit
----                                     ------------------    --------------------       ----------      --------------

John F. Mulhall                                  3                   $ 131,798              21.43%           $ 7,061
Gregory Laszczynski                              3                   $ 143,434              13.64%           $ 4,891
Raymond T. Verrey                                3                   $ 107,817              21.43%           $ 5,776

 1999 Board of Directors' Stock Option Plan

         The  Company  adopted,  with  stockholder  approval  at the 1999 Annual
Meeting of Stockholders, the Insituform East, Incorporated 1999 Board of Directors Stock Option Plan. The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company's Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. The plan is administered and options are granted by the Board of Directors. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company.

         Each grant of options under the plan will entitle each director to whom such options are granted the right to purchase 15,000 shares of the Company's Common Stock at a designated option price, anytime and from time to time, within five years from the date of grant. Options are granted under the 1999 Board of Directors Stock Option Plan each year for five years to each member of the Board of Directors serving as such on the date of grant; i.e., for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of the Company), over a five year period.

         On December 10, 1999, options on a total of 105,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of seven directors) at a per share price of $1.328. No options available under this plan were exercised by directors of the Company during fiscal year 2000.

 1994 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of
Directors Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform east's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. No options available under the plan were exercised by directors of Insituform East during fiscal year 2000. Under the terms of this plan, up to 360,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

1999 Employee Stock Option Plan

         The Company adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan. The purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full time basis is eligible for participation. The Plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Thomas J. Schaefer and Webb C. Hayes, IV.

         No options were granted to or exercised by executive officers of the Company under this plan during the fiscal year ended June 30, 2000.

OPTIONS/SAR GRANTS

         The following table sets forth information concerning options granted to each of the named executive officers, who are also directors, during fiscal year 2000 under the 1999 Board of Directors Stock Option Plan:


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                                                        Potential Realized Value at
                                                                                       Assumed Annual Rates of Stock
                                            Individual Grants                       Price Appreciation for Option Term
                            -----------------------------------------------------   ----------------------------------
                                           % of Total Options/SARs   Exercised or
                            Options/SARs   Granted to Employees in    Base Price       Expiration
Name                         Granted (#)         Fiscal Year           ($/Share)          Date      5% ($)      10% ($)
--------------------------- -------------- ------------------------- -------------- -- ----------- ---------- ------------

George Wm. Erikson            15,000 1/              14%                 $1.32          12/10/04    $5,505      $12,165

Robert W. Erikson             15,000 1/              14%                 $1.32          12/10/04    $5,505      $12,165

1/   Option grants under the 1999 Board of Directors Stock Option Plan, as described on page 36.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

         No option or Stock Appreciation Right grants made under the 1999 or 1994 Board of Directors Stock Option Plans to any of the named executive officers were exercised during fiscal year 2000. The following table sets forth information concerning option or stock appreciation right grants held by each of the named executive officers, who are also directors, as of June 30, 2000:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                      Number of Securities Underlying     Value of Unexercised
                                                        Unexercised Options/SARs at     In the Money Options/SARs
                                                            Fiscal Year-End (#)          at Fiscal Year-End ($)
                                                          ------------ ---------------    ------------ ---------------
                               Shares
                             Acquired on       Value
Name                        Exercise (#)   Realized ($)   Exercisable  Unexercisable      Exercisable  Unexercisable
--------------------------- -------------- -------------- ------------ --------------- -- ------------ ---------------

George Wm. Erikson          0                  $0          75,000 1/         0            $6,108          $0

Robert W. Erikson           0                  $0          75,000 1/         0            $6,108          $0

1/    Options  exercisable  under the IEI 1999 and1994 Board of Directors  Stock
      Option Plans, as described on page 36.

REPRICING OF OPTIONS/SARs

         The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2000.

LONG-TERM INCENTIVE PLAN AWARDS

         The Company does not have any long-term incentive plans.

DEFINED BENEFIT OR ACTUARIAL PLANS

         The Company maintains a defined benefit plan called the Insituform East, Incorporated Supplemental Executive Retirement Plan to provide annual retirement benefits to covered executives. See "Compensation Pursuant to Plans" as to the basis upon which benefits under the plan are computed.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         There are no employment contracts between the Company and any named executive officer. There are no arrangements between the Company and any named executive officer, or payments made to an executive officer, that resulted, or will result, from the resignation, retirement or other termination of employment with the Company, in an amount that exceeded $100,000.

COMPENSATION OF DIRECTORS

         Non-officer directors of the Company are paid an annual fee of $5,000 plus $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are salaried employees receive no remuneration for their service as directors but are eligible with all other directors to participate in the 1999 and 1994 Board of Directors' Stock Option Plans, as described under the section entitled "Compensation Pursuant to Plans." All directors of the Company are reimbursed for Company travel-related expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company's Board of Directors does not have a Compensation Committee; the Board of Directors serves in that capacity. Messrs. George Wm. Erikson and Robert W. Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and of President, respectively, participate in, and during fiscal year 2000 participated in, deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Wm. Erikson and Robert W. Erikson are both members of the Board of Directors and executive officers of CERBCO, Inc. In their capacity as directors of CERBCO, Inc., they participate in, and during fiscal year 2000 participated in, deliberations of the CERBCO, Inc. Board of Directors concerning executive officer compensation for CERBCO, Inc.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of June 30, 2000:

                                                                     Amount & Nature of
Name & Address of Beneficial Owner      Title of Class               Beneficial Ownership       Percent of Class
--------------------------------------- ---------------------------- -------------------------- ----------------------

CERBCO, Inc.                            Common Stock                 1,412,850                  34.8% 1/
3421 Pennsy Drive                       Class B Common Stock         296,141                    99.5% 1/
Landover, MD 20785

George Wm. Erikson 2/
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

Robert W. Erikson 2/
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785


1/ Through its ownership of such percentages of the outstanding shares of Common Stock and Class B Common Stock, CERBCO, Inc. is entitled to cast
     62.2% of all votes entitled to be cast on matters on which holders of shares of both classes of the Company's common stock vote together.
2/ Messrs. George Wm. Erikson and Robert W. Erikson own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common
     Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company's Common Stock or Class B Common Stock as of June 30, 2000, and with respect to all directors and officers of the Company as a group:

                                                         Amount & Nature of Beneficial Ownership
                                                         ---------------------------------------
Name of Beneficial Owner      Title of Class                Owned Outright   Exercisable Options  Percent of Class
----------------------------- ----------------------------- ---------------- -------------------- --------------------

George Wm. Erikson 1/         Common Stock                  16,500           75,000               2.0%
Robert W. Erikson 1/          Common Stock                  0                75,000               1.7%
Webb C. Hayes, IV             Common Stock                  0                75,000               1.7%
Paul C. Kincheloe, Jr.        Common Stock                  0                75,000               1.7%
Thomas J. Schaefer            Common Stock                  0                75,000               1.7%
All directors and officers    Common Stock                  17,000           375,000              8.7%
as a group (9 persons,        Class B Common Stock          0                0                    0.0%
including those named above)

1/ Messrs. George Wm. Erikson and Robert W. Erikson own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common
     Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

(c)      Changes in Control

         None

Item 13.   Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         Not applicable.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         Not applicable.

(d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.    Financial Statements included under Part II, Item 8:      Pages

               Independent Auditors' Report on Financial Statements         15
               Consolidated Statements of Operations                        16
               Consolidated Balance Sheets                                  17
               Consolidated Statements of Stockholders' Equity              18
               Consolidated Statements of Cash Flows                        19
               Notes to Consolidated Financial Statements                 20-30

         2.    Financial Statement Schedules:

               All  schedules  are  omitted   because  they  are  not  required,
               inapplicable or the information is otherwise shown in the financial statements or the notes thereto.

         3.    Exhibits:

               Exhibit                                                 Pages
               Number*

               3.1          Restated Certificate of Incorporation
                            of the Company                              43-51

               3.2          By-Laws of the Company                      52-65

               10.1         Insituform Process Sub-License Agreement -
                            Maryland, Virginia, D.C. Territory          66-76


               10.2         Insituform Process Sub-License Agreement -
                            Delaware, Eastern Pennsylvania  Territory   77-91


               10.3         Insituform Process Sub-License Agreement -
                            Western Pennsylvania Territory              92-110

               10.4         Insituform Process Sub-License  Agreement -
                            Northern Ohio Territory                    111-129

               10.5         Insituform Process Sub-License Agreement -
                            Southern Ohio Territory                    130-148

               10.6         Insituform Process Sub-License Agreement -
                            West Virginia Territory                    149-166

               10.7         Insituform Tube Supply Agreement           167-176

               10.8         SAW Agreement                              177-178

               10.9         IEI 1999 BOD Stock Option Plan             179-182

               10.10        IEI 1999 Employee Stock Option Plan        183-190

               10.11        SERP Contract with Officers                191-195

               11.0         Statement re computation of per share earnings 196

               21.0         Subsidiaries of the Registrant                 197

               23.0         Independent Auditors' Consent                  198

               27.0         Financial Data Schedule                        199

               ------------
                         *  The Exhibit  Number  used refers to the  appropriate
                            subsection   in   paragraph   (b)  of  Item  601  of
                            Regulation S-K.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.



                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSITUFORM EAST, INCORPORATED

                                  /s/ George Wm. Erikson
                                  George Wm. Erikson
                                  Chairman
                                  September 25, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title               Capacity                      Date


/s/ George Wm. Erikson
---------------------------------------------
George Wm. Erikson              Director and                  September 25, 2000
Chairman                        Principal Executive Officer


/s/ Robert W. Erikson
---------------------------------------------
Robert W. Erikson               Director and                  September 25, 2000
President                       Principal Executive Officer


/s/ Webb C. Hayes, IV
---------------------------------------------
Webb C. Hayes, IV               Director                      September 25, 2000


/s/ Paul C. Kincheloe, Jr.
---------------------------------------------
Paul C. Kincheloe, Jr.          Director                      September 25, 2000



---------------------------------------------
Trent H. Ralston                Director                      September 25, 2000


/s/ Thomas J. Schaefer
---------------------------------------------
Thomas J. Schaefer              Director                      September 25, 2000


/s/ Will Willis, Jr.
---------------------------------------------
William "Will" C. Willis, Jr.   Director                      September 25, 2000


/s/ Raymond T. Verrey
---------------------------------------------
Raymond T. Verrey               Principal Accounting Officer, September 25, 2000
Vice President and              Principal Financial Officer
   Chief Financial Officer