Form 10-Q
period 2000-09-30
INSITUFORM EAST INC
filed 2000-11-08
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended:                         September 30, 2000
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ------------------- to --------------------

      Commission file number:                                            0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

        Delaware                                                52-0905854
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

           3421 Pennsy Drive
           Landover, Maryland                                   20785-1608
(Address of principal executive offices)                        (Zip Code)

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

Yes          X                     No
             ----------                       ----------

As of November 1, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding:

             Common Stock                         4,059,266
             Class B Common Stock                   297,596
                                               --------------
             Total                                4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Reference
------------------------------                                    --------------

Item 1.  Financial Statements                                               3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2000 and 1999 (Unaudited)         3

         Condensed Consolidated Balance Sheets
         September 30, 2000 and June 30, 2000(Unaudited)                    4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2000 and 1999 (Unaudited)         5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results of Operations                              6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                  10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended September 30,
                                                                         -------------------------------------
                                                                              2000                 1999
                                                                         ----------------     ----------------

Sales                                                                       $6,332,089           $7,314,454
                                                                         ----------------     ----------------

Costs and Expenses:
   Cost of sales                                                             5,162,982            6,119,386
   Selling, general and administrative                                         937,156            1,110,103
                                                                                              ----------------
                                                                         ----------------
     Total Costs and Expenses                                                6,100,138            7,229,489
                                                                         ----------------     ----------------

Earnings from Operations                                                       231,951               84,965

Investment Income                                                               13,840                9,683
Interest Expense                                                              (106,862)             (58,221)
Other Income                                                                    67,205               39,301
                                                                         ----------------     ----------------

Earnings Before Income Taxes and Non-owned Interests                           206,134               75,728

Non-owned Interests in Pretax Loss of Midsouth Partners                              -               19,889
                                                                         ----------------     ----------------

Earnings Before Income Taxes                                                   206,134               95,617

Provision for Income Taxes                                                           -               37,000
                                                                         ----------------     ----------------

Net Earnings                                                                $  206,134           $   58,617
                                                                         ================     ================

Basic Earnings Per Share                                                    $     0.05           $     0.01
                                                                         ================     ================

Diluted Earnings Per Share                                                  $     0.05           $     0.01
                                                                         ================     ================



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           September 30, 2000        June 30, 2000
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                    $   866,426            $   571,874
   Accounts receivable - net of allowance for doubtful accounts of $0             6,707,330              5,461,437
   Inventories - raw materials                                                    1,256,734              1,421,104
   Prepaid and refundable income taxes                                               22,895                 22,895
   Prepaid expenses                                                                 306,467                175,010
                                                                            -------------------     ------------------
     Total Current Assets                                                         9,159,852              7,652,320

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $17,180,516 and $17,088,553                                                    9,851,916             10,231,632
Deferred  Income  Taxes  - net of  valuation  allowance  of  $863,000  and
   $943,000                                                                               -                      -
Cash Surrender Value of SERP Life Insurance                                         247,783                166,055
Other Assets                                                                         13,267                 15,567
                                                                            -------------------     ------------------
     Total Assets                                                               $19,272,818            $18,065,574
                                                                            ===================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                $ 4,800,000            $ 3,900,000
   Accounts payable                                                               1,475,211              1,278,760
   Accrued compensation and related expenses                                      1,080,476              1,180,253
   Income taxes payable                                                              10,000                 10,000
   Current portion of capital lease obligations                                      30,976                 30,177
                                                                            -------------------    -------------------
     Total Current Liabilities                                                    7,396,663              6,399,190

Long-Term Capital Lease Obligations                                                  34,754                 42,584
Accrued SERP Liability                                                              110,220                 98,753
                      -
                                                                            -------------------    -------------------
     Total Liabilities                                                            7,541,637              6,540,527
                                                                            -------------------    -------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                    175,486                175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                           11,904                 11,904
   Additional paid-in capital                                                     4,000,424              4,000,424
   Retained earnings                                                              8,732,980              8,526,846
                                                                            -------------------    -------------------
                                                                                 12,920,794             12,714,660
   Less cost of 327,897 shares of common stock in treasury                        1,189,613              1,189,613
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                  11,731,181             11,525,047
                                                                            -------------------    -------------------
     Total Liabilities and Stockholders' Equity                                 $19,272,818            $18,065,574
                                                                            ===================    ===================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2000                   1999
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net earnings                                                                 $   206,134            $     58,617
   Adjustments for noncash items included in net earnings:
     Depreciation and amortization                                                  513,559                 578,563
     Deferred income taxes                                                                -                  36,000
     Non-owned interests in loss of consolidated subsidiary                               -                 (19,889)
     Accrued SERP liability                                                          11,467                  10,097
   Changes in assets and liabilities:
     Receivables                                                                 (1,245,893)             (1,279,748)
     Inventories                                                                    164,370                 124,163
     Other current assets                                                          (131,457)                 41,156
     Payables and accruals                                                           96,674                 215,307
                                                                            -------------------
                                                                                                   -------------------
Net cash used in operating activities                                              (385,146)               (235,734)
                                                                            -------------------    -------------------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                                   -                (948,707)
   Capital expenditures, net                                                       (131,543)               (694,489)
   Increase in cash surrender value of SERP life insurance                          (81,728)                (75,405)
   Increase in other assets                                                               -                 (20,000)
                                                                            -------------------
                                                                                                   -------------------
Net cash used in investing activities                                              (213,271)             (1,738,601)
                                                                            -------------------    -------------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        1,200,000               2,400,000
   Repayment of line of credit advances to CERBCO, Inc.                            (300,000)                      -
   Repayment of partner loans by Midsouth Partners                                        -                (400,000)
   Principal payments under capital lease obligations                                (7,031)                 (9,777)
                                                                            -------------------
                                                                                                   -------------------
Net cash provided by financing activities                                           892,969               1,990,223
                                                                            -------------------    -------------------

Net increase in cash and cash equivalents                                           294,552                  15,888
Cash and cash equivalents at beginning of period                                    571,874                 793,187
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                      $   866,426            $    809,075
                                                                            ===================    ===================

Supplemental disclosure of cash flow information:
   Interest paid                                                                $   100,266            $     58,221
   Income taxes paid (refunded)                                                 $         -            $     (5,855)


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of September 30, 2000, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of full year operating results.

2.       Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc.; Insituform of Pennsylvania, Inc.; Midsouth, LLC and Midsouth Partners (majority-controlled prior to July 20, 1999). All significant intercompany accounts and transactions have been eliminated.

3.       Computation of Net Earnings Per Share

         Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings per share for the three months ended September 30, 2000 and 1999.

         Diluted earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,362,016 and 4,372,000 were used in computing diluted earnings per share for the three months ended September 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported consolidated net earnings of $206,134 ($0.05 per share) on sales of $6.3 million for the first quarter of fiscal 2001 ended September 30, 2000. The Company recognized net earnings of $58,617 ($0.01 per share) on sales of $7.3 million for the first quarter of fiscal 2000 ended September 30, 1999. The Company attributed its improved first quarter results, and its dramatic turnaround from the previous three quarters, to a consistent flow of immediately workable backlog and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, based on the volume and mix of the Company's current and expected workable backlog of customer orders, the Company presently anticipates that a combination of a favorable mix of work and a consistently high volume of immediately workable backlog will be required to sustain positive operating results in the remaining quarters of fiscal 2001.

         As previously reported, The Company's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and the competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for July 31, 2001.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $31.5 million at September 30, 2000 as compared to $31.1 million at September 30, 1999. The twelve-month backlog at September 30, 2000 increased significantly to approximately $19.8 million as compared to $10.8 million at September 30, 1999. The total backlog value of all uncompleted and multi-year contracts at September 30, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         In response to continuing unfavorable operating margins, the Company embarked on an aggressive cost reduction program in the closing quarter of fiscal 2000 to return the Company to positive operating results in fiscal 2001. Additionally, the Company repositioned to provide a range of customer service and quality in response to market demand, including being the low-cost provider where price alone is the predominantly controlling procurement factor.

Results of Operations

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

         The Company recognized consolidated net earnings of $206,134 ($0.05 per share) on sales of $6.3 million for the first quarter of fiscal 2001 ended September 30, 2000 as compared to consolidated net earnings of $58,617 ($0.01 per share) on sales of $7.3 million for the first quarter of fiscal 2000 ended September 30, 1999. The Company attributed its improved first quarter results, and its dramatic turnaround from the previous three quarters, to a consistent flow of immediately workable backlog and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Sales decreased $0.98 million (13%) from $7.31 million for the three months ended September 30, 1999 to $6.33 million for the three months ended September 30, 2000, due primarily to the mix of work performed. Work performed during the first quarter of fiscal 2000 included a higher volume of larger diameter work producing higher sales per installation for the three months ended September 30, 1999.

         Cost of sales decreased 16% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. As a result, gross profit as a percentage of sales increased from a gross profit of 16% for the first quarter of fiscal 2000 to a gross profit of 18% for the first quarter of fiscal 2001. This increase is due primarily to reduced semi-fixed operating costs during the first quarter of fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000. Both comparable periods benefited from a high volume of sales at normal margins and a correspondingly low volume of sales with discounted margins.

         Selling, general and administrative expenses decreased $172,947 (16%) for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Interest expense increased $48,641 from $58,221 for the three months ended September 30, 1999 to $106,862 for the three months ended September 30, 2000, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended September 30, 2000.

         Other income increased $27,904 from $39,301 for the three months ended September 30, 1999 to $67,205 for the three months ended September 30, 2000 primarily as a result of gains recognized from the sale of excess equipment during the three months ended September 30, 2000.

         No provision for income taxes was recorded for the first quarter of fiscal 2001 as the provision calculated using applicable enacted federal and state tax rates of 39% of pretax earnings was applied to reduce the valuation allowance recorded against the deferred tax asset during fiscal 2000. The provision for income taxes for the first quarter of fiscal 2000 was calculated using applicable tax rates of 39% of pretax earnings.

Financial Condition

         During the three months ended September 30, 2000, the Company used $385,146 in cash in operating activities, due primarily to a $1,245,893 increase in Accounts Receivable that more than offset the impact of $513,559 in Depreciation and Amortization expense included in net earnings that did not require the outlay of cash and Net Earnings of $206,134. The increase in Accounts Receivable is due primarily to a $659,386 increase in sales from the three months ended June 30, 2000 to the three months ended September 30, 2000 and delays in customer collections. The Company's working capital position remains adequate with working capital of $1.76 million and a current ratio of
1.2 at September 30, 2000.

         The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At September 30, 2000, the Company had an outstanding balance of $4,800,000 against this intercompany line.

         During the three months ended September 30, 2000, the Company received $1,200,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $131,543 for installation equipment and other capital additions and repaid $300,000 in intercompany line of credit advances to CERBCO, Inc. during the three months ended September 30, 2000.

         The Company anticipates that increased production levels in the future will require additional capital expenditures. Management believes that cash flow from future operations, existing working capital and the remaining commitment available from the Company's intercompany line of credit provide adequate resources to finance cash requirements for future operating activities.

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

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the unforeseen event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally or to practice any CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of the Company.

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

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: November 7, 2000                   /s/ Robert W. Erikson
                                         ---------------------------------------
                                         Robert W. Erikson
                                         President


Date: November 7, 2000                   /s/ Raymond T. Verrey
                                         ---------------------------------------
                                         Raymond T. Verrey
                                         Chief Financial Officer