Form 10-Q
period 2000-12-31
INSITUFORM EAST INC
filed 2001-02-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended:                           December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                    to
                                  ------------------        --------------------

    Commission file number:                                             0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                               52-0905854
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

           3421 Pennsy Drive
           Landover, Maryland                                      20785-1608
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

Yes          X                     No
        ----------                       ----------

As of February 6, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock               4,059,266
                      Class B Common Stock         297,596
                                              --------------
                      Total                      4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Reference
------------------------------                                    --------------

Item 1. Financial Statements                                                  3

        Condensed Consolidated Statements of Operations
        Three Months and Six Months Ended December 31, 2000
        and 1999 (Unaudited)                                                  3

        Condensed Consolidated Balance Sheets
        December 31, 2000 and June 30, 2000(Unaudited)                        4

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended December 31, 2000 and 1999 (Unaudited)               5

        Notes to Condensed Consolidated Financial Statements (Unaudited)      6

Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition
        and  Results  of Operations                                           6

Item 3. Quantitative and Qualitative Disclosures About Market Risk           10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    10

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 6. Exhibits and Reports on Form 8-K                                     11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                          Six Months Ended
                                                        December 31,                               December 31,
                                              ---------------- -- -----------------    ----------------- -- ----------------
                                                   2000                 1999                 2000                1999
                                              ----------------    -----------------    -----------------    ----------------

Sales                                            $5,805,494         $ 4,672,268          $12,137,583          $11,986,722
                                              ----------------    -----------------    -----------------    ----------------

Costs and Expenses:
   Cost of sales                                  5,190,917           4,875,453           10,353,899           10,994,839
   Selling, general and administrative              943,373           1,022,401            1,880,529            2,132,504
                                                                                                            ----------------
                                              ----------------    -----------------    -----------------
     Total Costs and Expenses                     6,134,290           5,897,854           12,234,428           13,127,343
                                              ----------------    -----------------    -----------------    ----------------

Loss from Operations                               (328,796)         (1,225,586)             (96,845)          (1,140,621)

Investment Income                                    13,337              14,323               27,177               24,006
Interest Expense                                   (113,483)           (101,498)            (220,345)            (159,719)
Other Income                                         30,558              35,291               97,763               74,592
                                              ----------------    -----------------    -----------------    ----------------

Loss  Before   Income  Taxes  and  Non-owned
  Interests                                        (398,384)         (1,277,470)            (192,250)          (1,201,742)

Non-owned   Interests   in  Pretax  Loss  of
  Midsouth Partners                                       -                   -                    -               19,889
                                              ----------------    -----------------    -----------------    ----------------

Loss Before Income Taxes                           (398,384)         (1,277,470)            (192,250)          (1,181,853)

Credit for Income Taxes                                   -            (256,000)                   -             (219,000)
                                              ----------------    -----------------    -----------------    ----------------

Net Loss                                         $ (398,384)        $(1,021,470)         $  (192,250)         $  (962,853)
                                              ================    =================    =================    ================

Basic Loss Per Share                             $    (0.09)        $     (0.23)         $     (0.04)         $     (0.22)
                                              ================    =================    =================    ================

Diluted Loss Per Share                           $    (0.09)        $     (0.23)         $     (0.04)         $     (0.22)
                                              ================    =================    =================    ================



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           December 31, 2000          June 30, 2000
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                      $   726,663           $   571,874
   Accounts receivable - net of allowance for doubtful accounts of $0               7,118,846             5,461,437
   Inventories - raw materials                                                      1,261,973             1,421,104
   Prepaid and refundable income taxes                                                 22,895                22,895
   Prepaid expenses                                                                   213,575               175,010
                                                                            -------------------     ------------------
     Total Current Assets                                                           9,343,952             7,652,320

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $17,433,819 and $17,088,553                                                      9,472,117            10,231,632
Deferred  Income Taxes - net of  valuation  allowance  of  $1,018,000  and
   $943,000                                                                                 -                     -
Cash Surrender Value of SERP Life Insurance                                           215,492               166,055
Other Assets                                                                           11,542                15,567
                                                                            -------------------     ------------------
     Total Assets                                                                 $19,043,103           $18,065,574
                                                                            ===================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                  $ 5,100,000           $ 3,900,000
   Accounts payable                                                                 1,648,790             1,278,760
   Accrued compensation and related expenses                                          772,049             1,180,253
   Income taxes payable                                                                10,000                10,000
   Current portion of capital lease obligations                                        31,293                30,177
                                                                            -------------------    -------------------
     Total Current Liabilities                                                      7,562,132             6,399,190

Long-Term Capital Lease Obligations                                                    26,485                42,584
Accrued SERP Liability                                                                121,689                98,753
                      -
                                                                            -------------------    -------------------
     Total Liabilities                                                              7,710,306             6,540,527
                                                                            -------------------    -------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486               175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904                11,904
   Additional paid-in capital                                                       4,000,424             4,000,424
   Retained earnings                                                                8,334,596             8,526,846
                                                                            -------------------    -------------------
                                                                                   12,522,410            12,714,660
   Less cost of 327,897 shares of common stock in treasury                          1,189,613             1,189,613
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                    11,332,797            11,525,047
                                                                            -------------------    -------------------
     Total Liabilities and Stockholders' Equity                                   $19,043,103           $18,065,574
                                                                            ===================    ===================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   2000                   1999
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net loss                                                                       $(192,250)              $(962,853)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                  974,854               1,175,641
     Deferred income taxes                                                                -                (219,000)
     Non-owned interests in loss of consolidated subsidiary                               -                 (19,889)
     Accrued SERP liability                                                          22,936                  20,195
   Changes in assets and liabilities:
     Receivables                                                                 (1,657,409)                665,945
     Inventories                                                                    159,131                  62,269
     Other current assets                                                           (38,565)                 69,253
     Payables and accruals                                                          (38,174)               (634,131)
                                                                            -------------------
                                                                                                   -------------------
Net cash provided by (used in) operating activities                                (769,477)                157,430
                                                                            -------------------    -------------------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                                   -                (948,707)
   Capital expenditures, net                                                       (211,314)               (900,649)
   Increase in cash surrender value of SERP life insurance                          (49,437)                (98,974)
   Increase in other assets                                                               -                 (20,000)
                                                                            -------------------
                                                                                                   -------------------
Net cash used in investing activities                                              (260,751)             (1,968,330)
                                                                            -------------------    -------------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        2,100,000               2,400,000
   Repayment of line of credit advances to CERBCO, Inc.                            (900,000)               (400,000)
   Repayment of partner loans by Midsouth Partners                                        -                (400,000)
   Principal payments under capital lease obligations                               (14,983)                (20,046)
                                                                            -------------------
                                                                                                   -------------------
Net cash provided by financing activities                                         1,185,017               1,579,954
                                                                            -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                154,789                (230,946)
Cash and cash equivalents at beginning of period                                    571,874                 793,187
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                        $ 726,663               $ 562,241
                                                                            ===================    ===================

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $ 212,996               $ 131,906
   Income taxes paid (refunded)                                                   $       -               $  (5,920)


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of December 31, 2000, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended December 31, 2000 are not necessarily indicative of full year operating results.

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

3.       Computation of Net Loss Per Share

         Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the three months and six months ended December 31, 2000 and 1999.

         Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the three months and six months ended December 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$398,384 (-$0.09 per share) on sales of $5.8 million for the second quarter of fiscal 2001 ended December 31, 2000, producing a consolidated net loss of -$192,250 (-$0.04 per share) on sales of $12.1 million for the first six months of fiscal 2001. In the previous year, the Company recognized a net loss of -$1,021,470 ($0.23 per share) on sales of $4.7 million for the second quarter of fiscal 2000 and a net loss of -$962,853 (-$0.22 per share) on sales of $12.0 million for the first six months. The Company attributed its negative fiscal 2001 results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved current year results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Only the Company's Midsouth Partners subsidiary has incurred operating losses for either the three month or six month period ended December 31, 2000. That is, all other activities of the Company are operating at a combined profit in the current fiscal year. This is a materially improved situation for the combined results of these other activities not only for current comparable periods but also recent fiscal years. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, the Company believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement.

         As previously reported, The Company's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for July 31, 2001.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $27.6 million at December 31, 2000 as compared to $30.5 million at December 31, 1999. The twelve-month backlog at December 31, 2000 increased to approximately $17.7 million as compared to $11.4 million at December 31, 1999. The total backlog value of all uncompleted and multi-year contracts at December 31, 2000 and 1999 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

         In addition to immediately workable backlog, another significant factor affecting the Company's future performance remains the volatility of earnings as a function of sales volume at normal margins. Accordingly, because a substantial portion of the Company's costs are semi-fixed in nature, earnings can, at times, be severely reduced or eliminated during periods of either depressed sales at normal margins or material increases in discounted sales, even where total revenues may experience an apparent buoyancy or growth from the addition of discounted sales undertaken from time to time for strategic reasons. Conversely, at normal margins, increases in period sales typically leverage positive earnings significantly.

         In response to continuing unfavorable operating margins, the Company embarked on an aggressive cost reduction program in the closing quarter of fiscal 2000 to return the Company to positive operating results in fiscal 2001. This program has been successful except for the impact of competitive conditions in the southeast region, as detailed above. Additionally, the Company repositioned in late fiscal 2000 to provide a range of customer service and quality in response to market demand, including being the low-cost provider where price alone is the predominantly controlling procurement factor.

Results of Operations

Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999

         The Company recognized a consolidated net loss of -$398,384 ($0.09 per share) on sales of $5.8 million for the second quarter of fiscal 2001 ended December 31, 2000 as compared to a consolidated net loss of -$1,021,470 (-$0.23 per share) on sales of $4.7 million for the second quarter of fiscal 2000 ended December 31, 1999. The Company attributed its negative second quarter fiscal 2001 results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved second quarter results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Sales increased $1.1 million (23%) from $4.7 million for the three months ended December 31, 1999 to $5.8 million for the three months ended December 31, 2000, due primarily to a consistent flow of immediately workable backlog in the Company's licensed Insituform territories.

         Cost of sales increased 6% in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (4%) for the second quarter of fiscal 2000 to a gross profit of 11% for the second quarter of fiscal 2001. This increase is due primarily to reduced semi-fixed operating costs during the second quarter of fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000 and improved margins on work performed in the Company's licensed Insituform territories more than offsetting reduced margins experienced in the southeast region of the United States.

         Selling, general and administrative expenses decreased $79,028 (8%) for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Interest expense increased $11,985 from $101,498 for the three months ended December 31, 1999 to $113,483 for the three months ended December 31, 2000, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended December 31, 2000.

         No credit for income taxes was recorded for the second quarter of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was applied to increase the valuation allowance recorded against the deferred tax asset. The credit for income taxes for the second quarter of fiscal 2000, 20% of the pretax loss, was calculated using applicable tax rates of 39% of the pretax loss less a $242,000 valuation allowance recorded against the deferred tax asset during the period.

Six Months Ended December 31, 2000 Compared with Six Months Ended December 31, 1999

         The Company recognized a consolidated net loss of -$192,250 (-$0.04 per share) on sales of $12.1 million for the first six months of fiscal 2001 ended December 31, 2000 as compared to a consolidated net loss of -$962,853 (-$0.22 per share) on sales of $12.0 million for the first six months of fiscal 2000 ended December 31, 1999. The Company attributed its negative fiscal 2001 six month results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved current year results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Sales increased 1% ($0.1 million) from $12.0 million for the six months ended December 31, 1999 to $12.1 million for the six months ended December 31, 2000 as increased comparable period second quarter sales, due in part to a consistent flow of immediately workable backlog in the Company's licensed Insituform territories during the second quarter of fiscal 2001 that more than offset reduced comparable period first quarter sales, due in part to a higher volume of larger diameter work performed during the first quarter of fiscal 2000.

         Cost of sales decreased 6% in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. As a result, gross profit as a percentage of sales increased from a gross profit of 8% for the first six months of fiscal 2000 to a gross profit of 15% for the first six months of fiscal 2001. This increase is due primarily to reduced semi-fixed operating costs during the first six months of fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Selling, general and administrative expenses decreased $251,975 (12%) for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Interest expense increased $60,626 from $159,719 for the six months ended December 31, 1999 to $220,345 for the six months ended December 31, 2000, primarily as a result of interest expense on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the six months ended December 31, 2000.

         Other income increased $23,171 from $74,592 for the six months ended December 31, 1999 to $97,763 for the six months ended December 31, 2000, primarily as a result of gains recognized from the sale of excess equipment during the six months ended December 31, 2000.

         No credit for income taxes was recorded for the first six months of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was applied to increase the valuation allowance recorded against the deferred tax asset. The credit for income taxes for the first six months of fiscal 2000, 19% of the pretax loss, was calculated using applicable tax rates of 39% of the pretax loss less a $242,000 valuation allowance recorded against the deferred tax asset during the period.

Financial Condition

         During the six months ended December 31, 2000, the Company used $769,477 in cash in operating activities, due primarily to a $1,657,409 increase in Accounts Receivable that more than offset the impact of $974,854 in Depreciation and Amortization expense included in the net loss that did not require the outlay of cash. The increase in Accounts Receivable is due primarily to delays in customer collections to include delays associated with the December 2000 holiday season. The Company received $1.1 million in collections from customers during the first week of January 2001. The Company's working capital position remains adequate with working capital of $1.78 million and a current ratio of 1.2 at December 31, 2000.

         The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At December 31, 2000, the Company had an outstanding balance of $5,100,000 against this intercompany line.

         During the six months ended December 31, 2000, the Company received $2,100,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $211,314 for installation equipment and other capital additions and repaid $900,000 in intercompany line of credit advances to CERBCO, Inc. during the six months ended December 31, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a proxy solicitation dated October 30, 2000, the Company held its Annual Meeting of Stockholders on Friday, December 8, 2000. The stockholders voted on a proposal regarding the uncontested election of the directors of the Company. The results of the voting on the proposal to elect directors of the Company are as follows:

                                    Class of Common Stock for
      Name of Director                   which Nominated                For           Against         Withheld
------------------------------     ----------------------------    --------------    -----------    -------------
Thomas J. Schaefer                 Common Stock                      3,651,352          -0-            160,217
William C. Willis, Jr.             Common Stock                      3,651,242          -0-            160,327
George Wm. Erikson                 Class B Common Stock                296,141          -0-                 -0-
Robert W. Erikson                  Class B Common Stock                296,141          -0-                 -0-
Webb C. Hayes, IV                  Class B Common Stock                296,141          -0-                 -0-
Paul C. Kincheloe, Jr.             Class B Common Stock                296,141          -0-                 -0-
Trent H. Ralston                   Class B Common Stock                296,141          -0-                 -0-

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: February 13, 2001     /s/ Robert W. Erikson
                            ----------------------------------------------------
                            Robert W. Erikson
                            President


Date: February 13, 2001     /s/ Raymond T. Verrey
                            ----------------------------------------------------
                            Raymond T. Verrey
                            Chief Financial Officer