Form 10-Q
period 2001-03-31
INSITUFORM EAST INC
filed 2001-05-11
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended:                              March 31, 2001
                                       OR

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

Yes          X                     No
        ----------                       ----------

As of May 1, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

               Common Stock                         4,059,266
               Class B Common Stock                   297,596
                                                    ---------
               Total                                4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Reference
------------------------------                                    --------------

Item 1.       Financial Statements                                         3

              Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended March 31, 2001
              and 2000 (Unaudited)                                         3

              Condensed Consolidated Balance Sheets
              March 31, 2001 and June 30, 2000(Unaudited)                  4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended March 31, 2001 and 2000 (Unaudited)        5

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8


Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk                                           11

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                           11

Item 6.       Exhibits and Reports on Form 8-K                            11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                          Nine Months Ended
                                                          March 31,                                  March 31,
                                              ---------------- -- -----------------    ----------------- -- ----------------
                                                   2001                 2000                 2001                2000
                                              ----------------    -----------------    -----------------    ----------------

Sales                                            $6,289,934         $ 4,762,450          $18,427,517          $16,749,172
                                                 ----------         -----------          -----------          -----------

Costs and Expenses:
   Cost of sales                                  5,860,096           5,298,881           16,213,995           16,293,720
   Selling, general and administrative            1,023,227             972,393            2,903,756            3,104,897
                                                 ----------         -----------          -----------          -----------
     Total Costs and Expenses                     6,883,323           6,271,274           19,117,751           19,398,617
                                                 ----------         -----------          -----------          -----------

Loss from Operations                               (593,389)         (1,508,824)            (690,234)          (2,649,445)

Investment Income                                     9,234               6,523               36,411               30,529
Interest Expense                                   (104,685)            (86,013)            (325,030)            (245,732)
Other Income                                         39,258              93,188              137,021              167,780
                                                 ----------         -----------          -----------          -----------

Loss  Before   Income  Taxes  and  Non-owned
  Interests                                        (649,582)         (1,495,126)            (841,832)          (2,696,868)

Non-owned   Interests   in  Pretax  Loss  of
  Midsouth Partners                                       -                   -                    -               19,889
                                                 ----------         -----------          -----------          -----------

Loss Before Income Taxes                           (649,582)         (1,495,126)            (841,832)          (2,676,979)

Credit for Income Taxes                                   -                   -                    -             (219,000)
                                                 ----------         -----------          -----------          -----------
Net Loss                                         $ (649,582)        $(1,495,126)         $  (841,832)         $(2,457,979)
                                                 ==========         ===========          ===========          ===========

Basic Loss Per Share                             $    (0.15)        $     (0.34)         $     (0.19)         $     (0.56)
                                                 ==========         ===========          ===========          ===========

Diluted Loss Per Share                           $    (0.15)        $     (0.34)         $     (0.19)         $     (0.56)
                                                 ==========         ===========          ===========          ===========



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            March 31, 2001           June 30, 2000
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                      $    84,682            $   571,874
   Accounts receivable - net of allowance for doubtful accounts of $0               7,691,784              5,461,437
   Inventories - raw materials                                                      1,142,815              1,421,104
   Prepaid and refundable income taxes                                                 10,220                 22,895
   Prepaid expenses                                                                   215,021                175,010
                                                                                  -----------            -----------
     Total Current Assets                                                           9,144,522              7,652,320

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $17,734,100 and $17,088,553                                                      8,979,131             10,231,632
Deferred  Income Taxes - net of  valuation  allowance  of  $1,271,000  and
   $943,000                                                                                 -                      -
Cash Surrender Value of SERP Life Insurance                                           186,446                166,055
Other Assets                                                                            9,817                 15,567
                                                                                  -----------            -----------
     Total Assets                                                                 $18,319,916            $18,065,574
                                                                                  ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                  $ 4,800,000            $ 3,900,000
   Accounts payable                                                                 1,659,247              1,278,760
   Accrued compensation and related expenses                                          982,033              1,180,253
   Income taxes payable                                                                10,000                 10,000
   Current portion of capital lease obligations                                        35,430                 30,177
                                                                                  -----------            -----------
     Total Current Liabilities                                                      7,486,710              6,399,190

Long-Term Capital Lease Obligations                                                    15,322                 42,584
Accrued SERP Liability                                                                134,669                 98,753
                                                                                  -----------            -----------
     Total Liabilities                                                              7,636,701              6,540,527
                                                                                  -----------            -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486                175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904                 11,904
   Additional paid-in capital                                                       4,000,424              4,000,424
   Retained earnings                                                                7,685,014              8,526,846
                                                                                  -----------            -----------
                                                                                   11,872,828             12,714,660
   Less cost of 327,897 shares of common stock in treasury                          1,189,613              1,189,613
                                                                                  -----------            -----------
     Total Stockholders' Equity                                                    10,683,215             11,525,047
                                                                                  -----------            -----------
     Total Liabilities and Stockholders' Equity                                   $18,319,916            $18,065,574
                                                                                  ===========            ===========

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net loss                                                                     $  (841,832)            $(2,457,979)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                1,508,332               1,752,657
     Deferred income taxes                                                                -                (219,000)
     Non-owned interests in loss of consolidated subsidiary                               -                 (19,889)
     Accrued SERP liability                                                          35,916                  31,663
   Changes in assets and liabilities:
     Receivables                                                                 (2,230,347)                617,849
     Inventories                                                                    278,289                 (56,169)
     Other current assets                                                           (27,336)                 21,401
     Payables and accruals                                                          182,267                (151,258)
                                                                                -----------             -----------
Net cash used in operating activities                                            (1,094,711)               (480,725)
                                                                                -----------             -----------

Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                                   -                (948,707)
   Capital expenditures, net                                                       (250,081)               (986,997)
   Increase in cash surrender value of SERP life insurance                          (20,391)               (100,586)
   Increase in other assets                                                               -                 (20,000)
                                                                                -----------             -----------
Net cash used in investing activities                                              (270,472)             (2,056,290)
                                                                                -----------             -----------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        2,700,000               3,100,000
   Repayment of line of credit advances to CERBCO, Inc.                          (1,800,000)               (400,000)
   Repayment of partner loans by Midsouth Partners                                        -                (400,000)
   Principal payments under capital lease obligations                               (22,009)                (30,834)
                                                                                -----------             -----------
Net cash provided by financing activities                                           877,991               2,269,166
                                                                                -----------             -----------

Net decrease in cash and cash equivalents                                          (487,192)               (267,849)
Cash and cash equivalents at beginning of period                                    571,874                 793,187
                                                                                -----------             -----------
Cash and cash equivalents at end of period                                      $    84,682             $   525,338
                                                                                ===========             ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                                $   288,676             $   213,569
   Income taxes paid (refunded)                                                 $   (12,675)            $    (6,042)


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of March 31, 2001, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2000 (unaudited) has been derived from the Company's June 30, 2000 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of full year operating results.

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

3.       Computation of Net Loss Per Share

         Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the three months and nine months ended March 31, 2001 and 2000.

         Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the three months and nine months ended March 31, 2001 and 2000.

4.       Contingencies - Pending Litigation

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

     ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company's license require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks a declaration that East's Sub-Licenses require the payment of cross-over royalties for East's installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories."

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

         Trial is currently scheduled for October 9, 2001, and discovery is underway. The Company denies that ITI is entitled to the relief it seeks. In addition, the Company has counterclaimed, seeking declarations that (i) Midsouth Partners is not in breach of the Settlement Agreement; (ii) that the Company's licenses require only the payment of a royalty for its installation of the Insituform Process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) that ITI remains obligated to the Company under the SAW Agreement. The Court, over ITI's objection, has also permitted the Company and Midsouth Partners to assert the defense of patent misuse. The essence of the defense is that (1) because the licenses fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform Process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents; and (2) because ITI effectively requires the Company to purchase a staple product at a noncompetitive price - Insituform's "Insitutube" - as a condition of the licenses, ITI is barred from enforcing the royalty provisions of the licenses until it purges itself of this misuse by amending the licenses to prorate its royalties to account for the former value of the now-expired patents, by permitting the Company to purchase alternative market-available CIPP tube capable of satisfying customer specifications, and by disgorging any improper gains that it has obtained as a result of this practice. The Company seeks unspecified damages from ITI in its counterclaims. The ultimate outcome of this suit cannot be ascertained at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$649,582 (-$0.15 per share) on sales of $6.3 million for the third quarter of fiscal 2001 ended March 31, 2001, producing a consolidated net loss of -$841,832 (-$0.19 per share) on sales of $18.4 million for the first nine months of fiscal 2001. In the previous year, the Company recognized a net loss of -$1,495,126 ($0.34 per share) on sales of $4.8 million for the third quarter of fiscal 2000 and a net loss of -$2,457,979 (-$0.56 per share) on sales of $16.7 million for the first nine months. The Company attributed its negative fiscal 2001 results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved current year results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Only the Company's Midsouth Partners subsidiary has incurred operating losses for the nine month period ended March 31, 2001. That is, all other activities of the Company are operating at a combined profit in the current fiscal year. This is a materially improved situation for the combined results of these other activities not only for current comparable periods but also recent fiscal years. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, the Company believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement.

         As previously reported, the Company's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for October 9, 2001.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $21.6 million at March 31, 2001 as compared to $28.7 million at March 31, 2000. The twelve-month backlog at March 31, 2001 increased to approximately $14.0 million as compared to $10.4 million at March 31, 2000. The total backlog value of all uncompleted and multi-year contracts at March 31, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

         The Company recognized a consolidated net loss of -$649,582 (-$0.15 per share) on sales of $6.3 million for the third quarter of fiscal 2001 ended March 31, 2001 as compared to a consolidated net loss of -$1,495,126 (-$0.34 per share) on sales of $4.8 million for the third quarter of fiscal 2000 ended March 31, 2000. The Company attributed its negative third quarter fiscal 2001 results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved third quarter results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Sales increased $1.5 million (32%) from $4.8 million for the three months ended March 31, 2000 to $6.3 million for the three months ended March 31, 2001, due primarily to a consistent flow of immediately workable backlog in the Company's licensed Insituform territories.

         Cost of sales increased 11% in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (11%) for the third quarter of fiscal 2000 to a gross profit of 7% for the third quarter of fiscal 2001. This increase is due primarily to reduced semi-fixed operating costs during the third quarter of fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000 and improved margins on work performed in the Company's licensed Insituform territories more than offsetting reduced margins experienced in the southeast region of the United States.

         Selling, general and administrative expenses increased $50,834 (5%) for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, primarily as a result of additional legal expense more than offsetting the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Interest expense increased $18,672 from $86,013 for the three months ended March 31, 2000 to $104,685 for the three months ended March 31, 2001, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended March 31, 2001.

         Other income decreased $53,930 from $93,188 for the three months ended March 31, 2000 to $39,258 for the three months ended March 31, 2001, primarily as a result of insurance recoveries received during the three months ended March 31, 2000.

         No credits for income taxes were recorded for the third quarter of fiscal 2001 or the third quarter of fiscal 2000 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pretax losses were applied to increase the valuation allowance recorded against the deferred tax asset.

Nine Months Ended March 31, 2001 Compared with Nine Months Ended March 31, 2000

         The Company recognized a consolidated net loss of -$841,832 (-$0.19 per share) on sales of $18.4 million for the first nine months of fiscal 2001 ended March 31, 2001 as compared to a consolidated net loss of -$2,457,979 (-$0.56 per share) on sales of $16.7 million for the first nine months of fiscal 2000 ended March 31, 2000. The Company attributed its negative fiscal 2001 nine month results to reduced revenues and margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its improved current year results to a consistent flow of immediately workable backlog in its licensed Insituform territories and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Sales increased $1.7 million (10%) from $16.7 million for the nine months ended March 31, 2000 to $18.4 million for the nine months ended March 31, 2001 as increased comparable period second and third quarter sales, due in part to a consistent flow of immediately workable backlog in the Company's licensed Insituform territories during the second and third quarters of fiscal 2001 that more than offset reduced comparable period first quarter sales, due in part to a higher volume of larger diameter work performed during the first quarter of fiscal 2000.

         Cost of sales decreased 0.5% in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. As a result, gross profit as a percentage of sales increased from a gross profit of 3% for the first nine months of fiscal 2000 to a gross profit of 12% for the first nine months of fiscal 2001. This increase is due primarily to reduced semi-fixed operating costs during the first nine months of fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Selling, general and administrative expenses decreased $201,141 (6%) for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000 more than offsetting the impact of additional legal expenses.

         Interest expense increased $79,298 from $245,732 for the nine months ended March 31, 2000 to $325,030 for the nine months ended March 31, 2001, primarily as a result of interest expense on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the nine months ended March 31, 2001.

         Other income decreased $30,759 from $167,780 for the nine months ended March 31, 2000 to $137,021 for the nine months ended March 31, 2001, primarily as a result of insurance recoveries received during the three months ended March 31, 2000.

         No credit for income taxes was recorded for the first nine months of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was applied to increase the valuation allowance recorded against the deferred tax asset. The credit for income taxes for the first nine months of fiscal 2000, 8% of the pretax loss, was calculated using applicable tax rates of 39% of the pretax loss less a valuation allowance of $825,000 recorded against the deferred tax asset during the period.

Financial Condition

         During the nine months ended March 31, 2001, the Company used $1,094,711 in cash in operating activities, due primarily to a $2,230,347 increase in Accounts Receivable that more than offset the impact of $1,508,332 in Depreciation and Amortization expense included in the net loss that did not require the outlay of cash. The increase in Accounts Receivable is due primarily to delays in customer collections and, to a lesser extent, to a $617,231 increase in sales for the three months ended March 31, 2001 as compared to the three months ended June 30, 2000. The Company's working capital position remains adequate with working capital of $1.66 million and a current ratio of 1.2 at March 31, 2001.

         The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At March 31, 2001, the Company had an outstanding balance of $4,800,000 against this intercompany line.

         During the nine months ended March 31, 2001, the Company received $2,700,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $250,081 for installation equipment and other capital additions and repaid $1,800,000 in intercompany line of credit advances to CERBCO, Inc. during the nine months ended March 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (unaudited) - Note 4. Contingencies - Pending Litigation" for details concerning a previously disclosed lawsuit filed in U.S. District Court for the Middle District of Tennessee against the Company and its subsidiary, Midsouth Partners.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: May 10, 2001                /s/ Robert W. Erikson
                                  ---------------------------------------------
                                  Robert W. Erikson
                                  President


Date: May 10, 2001                /s/ Raymond T. Verrey
                                  ---------------------------------------------
                                  Raymond T. Verrey
                                  Chief Financial Officer