Form 10-K
period 2001-06-30
INSITUFORM EAST INC
filed 2001-10-09
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended:                                 June 30, 2001
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from --------------------- To -----------------------

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

                          Yes     X           No
                               --------           ---------

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 17, 2001, was $4,203,866.

As of September 17, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:

                            Common Stock                      4,059,266
                            Class B Common Stock                297,596
                                                           -------------
                            Total                             4,356,862

                      Documents Incorporated by Reference:

                                      None

Total number of pages of this report: 61  Index to Exhibits located at page: 43

                               TABLE OF CONTENTS

PART I                                                                     Page

Item 1.  Business.............................................................3

Item 2.  Properties...........................................................8

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders.................10

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................10

Item 6.  Selected Financial Data.............................................12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........15

Item 8.  Financial Statements and Supplementary Data.........................15

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................15

PART III

Item 10. Directors and Executive Officers of the Registrant..................32

Item 11. Executive Compensation..............................................35

Item 12. Security Ownership of Certain Beneficial Owners and Management......41

Item 13. Certain Relationships and Related Transactions......................42

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....43


            --------------------------------------------------------

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS

                                 Pages 17 and 18

            --------------------------------------------------------

                                     PART I
Item 1.  Business

(a)      General Development of Business

         Insituform East, Incorporated (the "Company" or "Registrant") was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. Its present name was adopted on August 24, 1978. The Company was engaged in underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. Since July 1978, the Company and its subsidiaries have been engaged in the business of rehabilitating underground sewers and other pipelines principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) brand product line.

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

         The Company's Insituform process licensor and former partner in the Midsouth Partners partnership, Insituform Technologies, Inc. ("ITI") initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December litigation is currently scheduled for February 19, 2002.

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

(c)      Narrative Description of Business

         Insituform East, Incorporated and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operates substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize custom-manufactured unwoven polyester fiber felt tubing, with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

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

PATENTS

         The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 65 United States patents that cover various aspects of the Insituform process. The last patent to expire will remain in effect until 2017. Two initial method patents relating to the Insituform process (one of which covered material aspects of the inversion process) expired in 1994. A patent relating to the Insitutube material expired in May 2001 and a method patent relating to the Insitutube saturation process expired in February 2001.

         Although management of the Company believes the two initial method patents were historically important to the Insituform business of the Company, there can be no assurance that the validity of the remaining patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a CIPP process similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of unexpired patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or are inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company historically had relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and its significant CIPP installation experience coupled with the Company's high degree of market recognition should enable the Company to compete effectively in the pipeline rehabilitation market into the future as Insituform patents expire or become obsolete.

CUSTOMERS

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal Government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's revenue. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenues. During the year ended June 30, 1999, a county government in the Washington D.C. metropolitan area, Federal Government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue.

SUPPLIERS

         The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube(R) material, the Company is aware of other suppliers of felt tube materials and other materials used in CIPP rehabilitation. The Company presently relies upon ITI for its supply of Insitutube(R) material for its Insituform process product line.

         During the last three years the Company has not experienced any difficulty in obtaining adequate supplies of Insitutube material from ITI and, under agreed disclosures, the Company has the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners does purchase felt tube materials from suppliers other than ITI.

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

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $15.3 million at June 30, 2001 as compared to $27.1 million at June 30, 2000. The twelve-month backlog at June 30, 2001 was approximately $12.0 million as compared to $15.2 million at June 30, 2000. The total backlog value of all uncompleted and multi-year contracts at June 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

         Trenchless Cured-in-Place Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company but, particularly in the diminution or absence of brand licensing fees, may enjoy certain cost advantages compared to the Company.

         Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select the CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-three years, and the broader range of design alternatives available with a CIPP process. The Company does offer its NuPipe product to customers in situations where, for budget restraints or other reasons, customers or consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

         Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its significant years of proven performance continue to present a significant CIPP capability advantage over other trenchless technologies.

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

SALES AND MARKETING

         The  Company's  sales  and  marketing  effort is  directed  by its Vice
President  of Sales and  Marketing.  The  Company's  sales and  marketing  group
fluctuates   as  necessary  in  response  to  market  demand  to  include  sales representatives assigned to serve the Company's municipal, Federal Government and industrial market customers. Sales and marketing personnel are typically full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

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

EMPLOYEES

         At June 30, 2001, the Company employed 153 full-time personnel.

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

Item 3.  Legal Proceedings

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against the Company and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that Midsouth Partners is insolvent and that this is a further breach of the Settlement Agreement. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit within its former exclusive territory the technology available to it under its former Insituform license. ITI seeks declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) that Midsouth Partners is no longer entitled to exploit the technology available to it under its former Insituform license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and (iv) that the Settlement Agreement is or can be terminated. ITI also seeks a declaration that the right of the Company and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages under a "holdover license" theory.

         ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks a declaration that East's Sub-Licenses require the payment of cross-over royalties for East's installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories." In addition, ITI seeks to recover royalties and cross-over royalties from the Company for Midsouth Partners' installation of alternate CIPP processes.

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

         Trial is currently scheduled for February 19, 2002, and discovery is completed. The Company denies that ITI is entitled to the relief it seeks. In addition, the Company has counterclaimed, seeking declarations that (i) Midsouth Partners is not in breach of the Settlement Agreement; (ii) the Company's licenses require only the payment of a royalty for its installation of the Insituform process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) ITI remains obligated to the Company under the SAW Agreement. The Court, over ITI's objection, has also permitted the Company and Midsouth Partners to assert the defense of patent misuse. The position of the Company and Midsouth Partners is that ITI cannot enforce the Company's licenses, which fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents, to recover royalties for Midsouth Partners' utilization of CIPP technologies available in the public domain. The Company seeks unspecified damages from ITI in its counterclaims.

         The parties have filed cross-motions for summary judgment. ITI seeks summary judgment on the Company's patent misuse defense. ITI also seeks summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. The Company, Midsouth Partners, Insitu, Inc., and Midsouth LLC seek summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that the Company is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth Partners is free to offer competing brands of CIPP rehabilitation processes and to do so without paying ITI any royalties.

         The ultimate outcome of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the unanticipated event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally or to practice CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of the Company.

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

         The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 2001 as reported by NASDAQ:

                                  Bid Prices* For Common Stock
                   -----------------------------------------------------------
                     Quarter Ended                        High          Low
                   1999
                       September 30                      $1.75        $1.25
                       December 31                       $1.81        $0.88
                   2000
                       March 31                          $2.00        $1.25
                       June 30                           $1.75        $1.25
                       September 30                      $1.50        $1.12
                       December 31                       $1.98        $1.00
                   2001
                       March 31                          $2.19        $1.22
                       June 30                           $2.00        $1.20

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

(b)      Holders

         As of September 17, 2001, there were 535 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

(c)      Dividends

         The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during the fiscal years ended June 30, 2001 and 2000, primarily as a result of negative operating results experienced during the period.

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

(in thousands, except per share and return on equity amounts)

                                                       2001        2000         1999        1998        1997
                                                       ----        ----         ----        ----        ----
SUMMARY OF OPERATIONS:
Sales                                                  $23,206    $22,422     $23,315     $23,891    $26,542
Gross Profit                                           $ 1,821    $ 1,107     $ 1,698     $ 2,700    $ 4,119
Loss before income taxes                               $(2,345)   $(2,980)    $(1,829)    $  (545)   $  (888)
Net loss                                               $(2,345)   $(2,761)    $(1,116)    $  (332)   $  (544)
Net loss per share                                     $ (0.54)   $ (0.63)    $ (0.26)    $ (0.08)   $ (0.12)
Weighted average number of shares                        4,357      4,357       4,357       4,357      4,357
Dividends declared per share:
     Common Stock                                      $     -    $     -     $     -     $     -    $  0.06
     Class B Common Stock                              $     -    $     -     $     -     $     -    $  0.06

FINANCIAL POSITION:
Working capital                                        $   644    $ 1,253     $ 4,068     $ 6,952    $ 7,641
Total assets                                           $17,220    $18,066     $20,577     $20,952    $23,065
Long-term debt                                         $    10    $    43     $    63     $   105    $   139
Stockholders' equity                                   $ 9,180    $11,525     $14,286     $15,402    $15,734
Book value per share                                   $  2.11    $  2.65     $  3.28     $  3.53    $  3.61

OTHER:
Average stockholders' equity
     [Weighted average equity during the year
     exclusive of current loss]                        $11,525    $14,286     $15,402     $15,734    $16,531
Return on equity
     [Net loss divided by average stockholders'
     equity as defined above]                            (20.3%)    (19.3%)      (7.2%)      (2.1%)     (3.3%)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$2,345,056 (-$0.54 per share) on sales of $23.2 million for the fiscal year ended June 30, 2001. In the previous year, the Company reported a consolidated net loss of -$2,761,306 (-$0.63 per share) on sales of $22.4 million. The Company attributed its unfavorable fiscal 2001 results to significantly reduced margins in the southeast region of the United States due to competitive conditions experienced in that marketplace, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its decreased losses in the current year to the combination of a consistent flow of immediately workable backlog in its licensed Insituform territories during the first nine months of fiscal 2001 and the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000.

         Only the Company's Midsouth Partners subsidiary incurred operating losses for the fiscal year ended June 30, 2001. That is, all other activities of the Company operated at a combined profit in fiscal year 2001. This is a significantly improved situation for the combined results of these other activities over recent fiscal years. As discussed above, Midsouth Partners' operating performance is being affected by competitive conditions in its market area, including, the Company believes, competition from Insituform Technologies, Inc. ("ITI") since ITI withdrew from the Midsouth partnership under the terms of a 1999 settlement agreement. As previously reported, ITI, the Company's Insituform process licensor and former partner in the Midsouth Partners partnership, initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December litigation is currently scheduled for February 19, 2002.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $15.3 million at June 30, 2001 as compared to $27.1 million at June 30, 2000. The twelve-month backlog at June 30, 2001 was approximately $12.0 million as compared to $15.2 million at June 30, 2000. The total backlog value of all uncompleted and multi-year contracts at June 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations:
Key Statistics:                            2001           2000          1999
                                           ----           ----          ----
     Sales (100%)                      $23,206,207    $22,421,875   $23,315,198
     Gross profit                           8%             5%            7%
     Selling, general and
       administrative expenses             17%            18%           19%
     Net loss                             (10%)          (12%)          (5%)

         The Company's primary source of revenue is from the rehabilitation and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company does rehabilitate pipelines using other rehabilitation processes, custom design and build special machinery and perform manhole rehabilitation and pipeline cleaning and television inspection services, over 89% of the Company's revenues for the years ended June 30, 2001, 2000 and 1999 came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

         Consolidated sales increased $800,000 (3%) from $22.4 million in fiscal 2000 to $23.2 million in fiscal 2001, due in part to increases in comparable period immediately workable backlog during the second and third quarters that more than offset decreases in comparable period revenues in the first and fourth quarters.

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

         The Company's gross profit as a percentage of sales revenues was 8%, 5% and 7% for fiscal 2001, 2000 and 1999, respectively. The increase in fiscal 2001 gross profit margin as compared to fiscal 2000 is due primarily to reduced semi-fixed operating costs in fiscal 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000. The decrease in fiscal 2000 gross profit margin as compared to fiscal 1999 is due primarily to increased semi-fixed costs incurred during fiscal 2000 to support increased productive capacity, to include support costs associated with the Company's Ohio branch office reestablished in March 1999.

         Selling, general and administrative expenses decreased $114,211 in fiscal 2001 as compared to fiscal 2000, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal 2000 more than offsetting the impact of additional legal expenses.

         Selling, general and administrative expenses decreased $434,866 in fiscal 2000 as compared to fiscal 1999, primarily as a result of cost reduction measures implemented during fiscal 2000 plus the impact of additional legal costs associated with the future of Midsouth Partners incurred during fiscal 1999.

         Interest expense increased $82,886 from $344,373 for the year ended June 30, 2000 to $427,259 for the year ended June 30, 2001, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2001. Interest expense increased $259,360 from $85,013 for the year ended June 30, 1999 to $344,373 for the year ended June 30, 2000, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2000.

         Other income decreased $86,056 from $253,450 in fiscal 2000 to $167,394 in fiscal 2001, primarily as a result of insurance recoveries recorded during fiscal 2000.

         No credit for income taxes was recorded for fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $915,000 valuation allowance recorded against the deferred tax asset during the year. The credit for income taxes of $219,000 for fiscal 2000 is 7% of the pretax loss of -$2,980,306 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $943,000 valuation allowance recorded against the deferred tax asset during the year. The credit for income taxes for fiscal 1999 was calculated using applicable tax rates of 39% of the pretax loss.

Liquidity and Capital Resources
    Key Statistics:                              2001         2000      1999
                                                 ----         ----      ----
      Working Capital                       $   644,398  $1,253,130  $4,067,819
      Current Ratio                            1.1 to 1    1.2 to 1    1.8 to 1
      Cash provided by (used in) Operations $(1,142,264) $   96,366  $ (807,269)
      Capital Expenditures                  $   279,033  $1,156,897  $2,425,409

         During the fiscal year ended June 30, 2001, $1,142,264 in cash was used by the Company's operating activities, primarily as a result of the Company's $2.345 million net loss for the year and a $1.27 million increase in Accounts Receivable. The net loss for the year and increase in Accounts Receivable was offset to some extent by $1.97 million in depreciation and amortization not requiring the outlay of cash. The Company's working capital position remains adequate with working capital of $644,398 and a current ratio of 1.1 to 1 at June 30, 2001.

         Fiscal 2001 capital expenditures included purchases to replace aging vehicles and production equipment. Capital expenditures during fiscal 2000 and 1999 included purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities and purchases of vehicles and production equipment to replace aging units.

         The Company maintains a $6,000,000 intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At June 30, 2001, the Company had an outstanding balance of $5,100,000 against this intercompany line.

         During the year ended June 30, 2001, the Company received $3.6 million in proceeds from line of credit advances from CERBCO, Inc. In addition to the cash requirements to fund operating losses, the increase in Accounts Receivable and capital expenditures, the Company expended $2.4 million to repay line of credit advances during fiscal 2001.

         The Company anticipates that future operating activities will require additional working capital. Management believes that cash flow from future operations, improved Accounts Receivable collections, existing working capital, and the remaining commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated



We have audited the accompanying consolidated balance sheets of Insituform East, Incorporated and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
McLean, Virginia



September 21, 2001

                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended June 30,
                                        ---------------------------------------
                                            2001          2000          1999
                                        ---------------------------------------

Sales                                   $23,206,207   $22,421,875   $23,315,198
                                        -----------   -----------   -----------

Costs and Expenses:
  Cost of sales                          21,385,064    21,314,391    21,617,623
  Selling, general and administrative     3,949,557     4,063,768     4,498,634
                                        -----------   -----------   -----------
     Total Costs and Expenses            25,334,621    25,378,159    26,116,257
                                        -----------   -----------   -----------

  Loss from Operations                   (2,128,414)   (2,956,284)   (2,801,059)

  Investment Income                          43,223        47,012        65,750
  Interest Expense                         (427,259)     (344,373)      (85,013)
  Other Income                              167,394       253,450       261,324
                                        -----------   -----------   -----------

  Loss Before Income Taxes and Non-owned
     Interests                           (2,345,056)   (3,000,195)   (2,558,998)

  Non-owned Interests in Pretax Loss of
     Midsouth Partners                           --        19,889       730,464
                                        -----------   -----------   -----------

  Loss Before Income Taxes               (2,345,056)   (2,980,306)   (1,828,534)

  Credit for Income Taxes                        --       219,000       713,000
                                        -----------   -----------   -----------

  Net Loss                              $(2,345,056)  $(2,761,306)  $(1,115,534)
                                        ===========   ===========   ===========

  Basic Loss Per Share                  $     (0.54)  $     (0.63)  $     (0.26)
                                        ===========   ===========   ===========

  Diluted Loss Per Share                $     (0.54)  $     (0.63)  $     (0.26)
                                        ===========   ===========   ===========

See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2001               2000
                                                                              --------------------------------------
                                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                  $   406,676          $   571,874
     Accounts receivable:
         Due from customers                                                       6,689,864            5,400,317
         Other                                                                       42,087               61,120
     Inventories                                                                  1,102,521            1,421,104
     Prepaid and refundable income taxes                                             10,418               22,895
     Prepaid expenses                                                               249,322              175,010
                                                                                -----------          -----------
         Total Current Assets                                                     8,500,888            7,652,320
Property, Plant and Equipment, at cost less accumulated depreciation              8,510,114           10,231,632
Deferred Income Taxes - net of valuation allowance of
     $1,858,000 and $943,000                                                             --                   --
Cash Surrender Value of SERP Life Insurance                                         200,570              166,055
Other Assets                                                                          8,667               15,567
                                                                                -------------        -----------
     Total Assets                                                               $17,220,239          $18,065,574
                                                                                =============        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to CERBCO, Inc.                                              $ 5,100,000          $ 3,900,000
     Accounts payable                                                             1,667,490            1,278,760
     Accrued compensation and other expenses                                      1,046,552            1,180,253
     Income taxes payable                                                            10,000               10,000
     Current portion of capital lease obligations                                    32,448               30,177
                                                                                -----------          -----------
         Total Current Liabilities                                                7,856,490            6,399,190
Long Term Capital Lease Obligations                                                  10,147               42,584
Accrued SERP Liability                                                              173,611               98,753
                                                                                -----------          -----------
     Total Liabilities                                                            8,040,248            6,540,527
                                                                                -----------          -----------

Commitments and Contingencies

Stockholders' Equity:
     Common stock - $.04 par value: 10,000,000 shares authorized; 4,387,163
       shares issued; 4,059,266 shares outstanding                                  175,486              175,486
     Class B common stock - $.04 par value: 800,000 shares authorized;
       297,596 shares issued and outstanding                                         11,904               11,904
     Additional paid-in capital                                                   4,000,424            4,000,424
     Retained earnings                                                            6,181,790            8,526,846
                                                                                -----------          -----------
                                                                                 10,369,604           12,714,660

     Less cost of 327,897 shares of common stock in treasury                      1,189,613            1,189,613
                                                                                -----------          -----------
     Total Stockholders' Equity                                                   9,179,991           11,525,047
                                                                                -----------          -----------
     Total Liabilities and Stockholders' Equity                                 $17,220,239          $18,065,574
                                                                                ===========          ===========
See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000, and 1999

                                                 $.04 Par Value                                                          Total
                                $.04 Par Value   Class B Common     Additional        Retained     Common Stock in   Stockholders'
                                 Common Stock        Stock       Paid-in Capital      Earnings         Treasury          Equity
                               ----------------------------------------------------------------------------------------------------


Balance - July 1, 1998              $175,486         $11,904      $4,000,424        $12,403,686     $(1,189,613)     $15,401,887
  Net loss for the year                    -               -               -         (1,115,534)              -       (1,115,534)
                               ----------------------------------------------------------------------------------------------------

Balance - June 30, 1999              175,486          11,904       4,000,424         11,288,152      (1,189,613)      14,286,353
  Net loss for the year                    -               -               -         (2,761,306)              -       (2,761,306)
                               ----------------------------------------------------------------------------------------------------

Balance - June 30, 2000              175,486          11,904       4,000,424          8,526,846      (1,189,613)      11,525,047
  Net loss for the year                    -               -               -         (2,345,056)              -       (2,345,056)
                               ----------------------------------------------------------------------------------------------------

Balance - June 30, 2001             $175,486         $11,904      $4,000,424        $ 6,181,790     $(1,189,613)     $ 9,179,991
                               ====================================================================================================

See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended June 30,
                                                              -----------------------------------------------
                                                                  2001             2000              1999
                                                              -----------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                   $(2,345,056)     $(2,761,306)      $(1,115,534)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                              1,969,068        2,303,959         2,114,673
     Deferred income taxes                                              -         (219,000)         (696,000)
     Gain on sale of equipment                                    (82,397)        (155,894)           (6,963)
     Non-owned interests in loss of consolidated subsidiary             -          (19,889)         (730,464)
     Accrued SERP Liability                                        74,858           43,130            55,623
   Changes in assets and liabilities:
     Receivables                                               (1,270,514)       1,126,998        (1,408,413)
     Inventories                                                  318,583         (147,702)          108,459
     Other current assets                                         (61,835)         199,379           675,940
     Payables and accruals                                        255,029         (273,309)          195,410
                                                              -----------      -----------       -----------
Net cash provided by (used in) operating activities            (1,142,264)          96,366          (807,269)
                                                              -----------      -----------       -----------

Cash Flows from Investing Activities:

   Purchase of remaining interests in Midsouth Partners                 -         (948,707)                -
   Capital expenditures                                          (279,033)      (1,156,897)       (2,425,409)
   Increase in cash surrender value of SERP life insurance        (34,515)         (92,270)          (73,785)
   Increase in other assets                                             -          (20,000)                -
   Sale of equipment                                              120,780          242,980            35,760
                                                              -----------      -----------       -----------
Net cash used in investing activities                            (192,768)      (1,974,894)       (2,463,434)
                                                              -----------      -----------       -----------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.      3,600,000        3,700,000         2,100,000
   Repayment of line of credit advances to CERBCO, Inc.        (2,400,000)      (1,600,000)         (300,000)
   Loans to Midsouth Partners from non-owned interests                  -                -           400,000
   Repayment of partner loans by Midsouth Partners                      -         (400,000)         (250,000)
   Principal payments under capital lease obligations             (30,166)         (42,785)          (34,621)
                                                              -----------      -----------       -----------
Net cash provided by financing activities                       1,169,834        1,657,215         1,915,379
                                                              -----------      -----------       -----------

Net decrease in cash and cash equivalents                        (165,198)        (221,313)       (1,355,324)
Cash and cash equivalents at beginning of year                    571,874          793,187         2,148,511
                                                              -----------      -----------       -----------
Cash and cash equivalents at end of year                      $   406,676      $   571,874       $   793,187
                                                              ===========      ===========       ===========

Supplemental disclosure of cash flow information:
     Interest paid                                            $   427,215      $   312,969       $    85,013
     Income taxes refunded                                    $   (12,477)     $   (65,913)      $  (582,561)

Supplemental schedule of noncash investing and
  financing Activities:
  Capital equipment acquired under capital lease obligations  $         -      $    10,717       $         -

See notes to consolidated financial statements

                          INSITUFORM EAST, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

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

Income Taxes

         The Company provides for federal and state income taxes at the statutory rates in effect on taxable income. Deferred income taxes result primarily from the temporary differences in recognizing net operating loss carryforwards, depreciation, SERP expenses and compensated absences for tax and financial reporting purposes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Reclassifications

         Certain amounts have been reclassified in the prior years' consolidated financial statements to conform to the current year presentation.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which establishes accounting and reporting standards for business combinations. This standard will be effective for all business combinations initiated after June 30, 2001, and requires that an entity account for all business combinations using the purchase method and prohibits the use of the pooling-of-interest method. The adoption of this statement will have no impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which established accounting and reporting standards for acquired goodwill and other intangible assets subsequent to their acquisition. This standard will be effective for fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement. The adoption of this statement will have no impact on the Company's financial position or results of operations.

2.       Accounts Receivable

         Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts of $-0- both at June 30, 2001 and at June 30, 2000. Other accounts receivable includes expense advances to officers and employees of $5,596 and $11,931 at June 30, 2001 and 2000, respectively.

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

         Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1999 are as follows:

                             Year Ended June 30, 2000
                             ------------------------

         Sales                     $22,421,875
         Net Loss                  $(2,781,195)
         Net Loss Per Share
            Basic                       $(0.64)
            Diluted                     $(0.64)

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:
                                                               June 30,
                                                       ------------------------
                                                           2001          2000
                                                       -----------  -----------
         Land and improvements                         $ 2,018,587  $ 2,018,587
         Buildings and improvements                      5,937,910    5,934,177
         Vehicles and production equipment              12,181,033   13,330,849
         Small tools, radios and machine shop equipment  3,839,635    4,637,721
         Office furniture and equipment                  1,323,132    1,300,945
         Leasehold improvements                             97,906       97,906
                                                       -----------  -----------
                                                        25,398,203   27,320,185
         Less accumulated depreciation                  16,888,089   17,088,553
                                                       -----------   ----------
         Property, plant and equipment,
           at cost less accumulated
           depreciation                                $ 8,510,114  $10,231,632
                                                       ===========  ===========

         The  Company  incurred  repair  and  maintenance   costs  of  $800,360,
$1,143,449,  and $1,028,106  for the years ended June 30, 2001,  2000, and 1999, respectively.

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

6.       Leases

         The Company leases production and computer equipment from unrelated parties. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 2001 is $11,536. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 2001 is as follows:

         Minimum lease payments:

        Year Ending June 30,
                       2002                         38,968
                       2003                         10,134
                                                   -------
        Total minimum lease payments                49,102
        Less amount representing interest            6,507
                                                   -------
        Present value of minimum lease payments     42,595
        Less current portion                        32,448
                                                   -------
        Long-term capital lease obligations        $10,147
                                                   =======

         Midsouth Partners leases operations facilities in Nashville and Knoxville, Tennessee. East leases an operations facility in Cincinnati, Ohio. The Company leases equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was $180,517, $267,377 and $162,750 for the years ended June 30, 2001, 2000, and 1999, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $75,041, $31,775 and $18,561 on noncancelable operating leases during the years ending June 30, 2002, 2003 and 2004, respectively.

7.       Income Taxes

         A reconciliation of income tax computed at the statutory Federal rate to the provision (credit) for income taxes included in the consolidated statements of operations is as follows:

                                                    Years Ended June 30,
                                        ---------------------------------------
                                            2001          2000         1999
                                            ----          ----         ----

Statutory Federal income tax rate:          34%           34%          34%
                                            ===           ===          ===
Income tax expense (benefit)
  computed at the statutory
  Federal rate                          $(797,300)   $(1,013,300)   $(621,700)
State income tax expense  (benefit),
  net of Federal tax
  benefit (expense)                      (126,600)      (170,600)    (112,600)
Non-deductible expenses                     8,900         21,900       21,300
Valuation allowance                       915,000        943,000            -
                                        ---------    -----------    ---------
Provision (credit) for income taxes     $       0    $  (219,000)   $(713,000)
                                        =========    ===========    =========

Effective tax rate                             0%             7%          39%
                                               ==             ==          ===

         The credit for income taxes consists of the following:

                                      Years Ended June 30,
                              ----------------------------------
                               2001        2000           1999
                               ----        ----           ----
        Current
             Federal          $   0     $       0      $ (15,000)
             State                0             0         (2,000)
                              -----     ---------      ---------
                                  0             0        (17,000)
                              -----     ---------      ---------
        Deferred
             Federal              0      (191,000)      (607,000)
             State                0       (28,000)       (89,000)
                              -----     ---------      ---------
                                  0      (219,000)      (696,000)
                              -----     ---------      ---------
        Total                 $   0     $(219,000)     $(713,000)
                              =====     =========      =========

         The calculation of the Company's Credit for Income Taxes for the years ended June 30, 2001 and 2000, using applicable enacted Federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $1,858,000 and $943,000 at June 30, 2001 and 2000, respectively, has been reduced by valuation allowances of $1,858,000 and $943,000, respectively, because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

         At June 30, 2001, the Company has net operating loss carryforwards of approximately $6,681,000 available to reduce future federal tax liabilities. Approximately $1,821,000, $2,834,000 and $1,967,000 of available net operating loss carryforwards will expire in 2019, 2020 and 2021, respectively.

         The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) at June 30, 2001 and 2000 are presented below:

                                                             June 30,
                                                   --------------------------
        Deferred Tax Assets:                          2001            2000
                                                      ----            ----
                 Net operating loss carryforwards  $2,633,000      $1,858,000
                 Deferred compensation                 20,000          17,000
                 Other                                 97,000          55,000
                 Valuation allowance               (1,858,000)       (943,000)
                                                   ----------      ----------

                 Total Deferred Tax Assets            892,000         987,000

        Deferred Tax Liability:
                 Depreciation                        (892,000)       (987,000)
                                                   ----------      ----------
        Net Deferred Tax Asset (Liability)         $        -      $        -
                                                   ==========      ==========

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

         The East agreements obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2001, the Company incurred $1,258,372 in royalty expense, to include $242,956 in minimum annual royalties not waived by ITI. During the year ended June 30, 2000, the Company incurred $1,215,929 in royalty expense, to include $220,806 in minimum annual royalties not waived by ITI. During the year ended June 30, 1999, the Company incurred royalty expense of $1,244,954. Payment of minimum annual royalties for East for the year ended June 30, 1999 was waived by ITI. East has not received a waiver of minimum annual royalties for the year ending June 30, 2002.

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


Pending Litigation

Dispute with ITI - United States District Court for the Middle District of Tennessee

         As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against the Company and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI contends that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI contends that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that Midsouth Partners is insolvent and that this is a further breach of the Settlement Agreement. ITI seeks to terminate the Settlement Agreement and with it Midsouth Partners' rights to continue to exploit within its former exclusive territory the technology available to it under its former Insituform license. ITI seeks declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act; (iii) that Midsouth Partners is no longer entitled to exploit the technology available to it under its former Insituform license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement, and (iv) that the Settlement Agreement is or can be terminated. ITI also seeks a declaration that the right of the Company and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect. In addition, ITI seeks unspecified damages under a "holdover license" theory.

         ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform process in the condition and state as commercially practiced on the date of settlement. ITI also seeks a declaration that the East's Sub-Licenses require the payment of cross-over royalties for East's installation of the Insituform process in so-called "Insituform Owner-Reserved Territories." In addition, ITI seeks to recover royalties and cross-over royalties from the Company for Midsouth Partners' installation of alternative CIPP processes.

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

         Trial is currently scheduled for February 19, 2002, and discovery is completed. The Company denies that ITI is entitled to the relief it seeks. In addition, the Company has counterclaimed, seeking declarations that (i) Midsouth Partners is not in breach of the Settlement Agreement; (ii) the Company's licenses require only the payment of a royalty for its installation of the Insituform process outside of its exclusive territories and not, as ITI contends, the payment of an additional cross-over royalty; and (iii) ITI remains obligated to the Company under the SAW Agreement. The Court, over ITI's objection, has also permitted the Company and Midsouth Partners to assert the defense of patent misuse. The position of the Company and Midsouth Partners is that ITI cannot enforce the Company's licenses, which fail to provide for the diminution of royalties upon the expiration of the primary patents for the Insituform process or to distinguish between the royalties attributable to such patents and those attributable to trademark rights, trade secrets or other patents, to recover royalties for Midsouth Partners' utilization of CIPP technologies available in the public domain. The Company seeks unspecified damages from ITI in its counterclaims.

         The parties have filed cross-motions for summary judgment. ITI seeks summary judgment on the Company's patent misuse defense. ITI also seeks summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. The Company, Midsouth Partners, Insitu, Inc., and Midsouth LLC seek summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that the Company is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth Partners is free to offer competing brands of CIPP rehabilitation and to do so without paying ITI any royalties.

         The ultimate outcome of this suit cannot be ascertained at this time.

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the unanticipated event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally and to practice CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of the Company.


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

         At June 30, 2001, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

         East and Midsouth Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. The Company recognized no profit sharing expense for the year ended June 30, 2001. During the years ended June 30, 2000 and 1999, the Company recognized profit sharing expense of $14,834 and $243,123, respectively.

11.      Supplemental Executive Retirement Plan

         On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for three of its executive officers who are not otherwise participants in the parent company SERP. The expense for this plan was $138,178, $48,695 and $59,673 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

12.      Net Loss Per Share

         Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic loss per share for the years ended June 30, 2001, 2000, and 1999.

         Diluted loss per share was computed by dividing net loss by the weighted average number of common shares outstanding including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 were used in computing diluted loss per share for the years ended June 30, 2001, 2000, and 1999.

13.      Stock Options

         The Company maintains four stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

         On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company. On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to the four executive officers of the Company who are not Directors at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan have been exercised.

         On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan will expire five years from the date of the grant.

         On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan will expire five years from the date of the grant.

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

         The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during the past three years:

                                1999 Board of Directors 1994 Board of Directors
                                   Stock Option Plan       Stock Option Plan
                                ----------------------------------------------
                                         Average Price           Average Price
                                Shares    Per Share      Shares    Per Share
         Outstanding
              July 1, 1998            0     $   0       420,000      $2.98
              Granted                 0         0       105,000       1.14
              Exercised               0         0             0          0
              Expired                 0         0             0          0
                                -------                 -------

         Outstanding
              June 30, 1999           0         0       525,000      2.62
              Granted           105,000      1.33             0         0
              Exercised               0         0             0         0
              Expired           (15,000)     1.33      (165,000)     2.62
                                -------                 -------

         Outstanding
              June 30, 2000      90,000      1.33       360,000      2.61
              Granted           105,000      1.56             0         0
              Exercised               0         0             0         0
              Expired           (15,000)     1.33      (135,000)     3.51
                                      -                                 -
                                -------                 -------

         Outstanding
              June 30, 2001     180,000     $1.46       225,000     $2.08
                                =======                 =======

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") during the year ended June 30, 1997. As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company is required under SFAS No. 123 to make pro forma disclosures of net loss and net loss per share as if the fair value-based method of accounting had been applied.

         Summary information for stock options granted during the years ended June 30, 2001, 2000 and 1999 is as follows:



                                                Years Ended June 30,
                                     -----------------------------------------
                                       2001             2000             1999
                                       ----             ----             ----
        Date of grant                12/08/00        12/10/99         12/11/98
        Option shares granted         245,000         105,000          105,000
        Per share exercise price       $1.56           $1.33            $1.14
        Fair value per option share    $0.96           $0.77            $0.43

         The fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                                Years Ended June 30,
                                         --------------------------------------
                                           2001           2000           1999
                                           ----           ----           ----
        Risk-free interest rate            5.32%          5.30%          4.58%
        Expected option life              5 years        5 years        5 years
        Expected stock price volatility      69%            63%            38%
        Expected dividend yield               0%             0%            1%

         If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2001, 2000 and 1999 would be as follows:

                                                  Years Ended June 30,
                                            2001         2000           1999
                                       ---------------------------------------
        Net loss:
          As reported                  $(2,345,056)  $(2,761,306)  $(1,115,534)
          Pro forma                    $(2,482,722)  $(2,842,077)  $(1,145,612)
        Basic net loss per share:
          As reported                  $     (0.54)  $     (0.63)  $     (0.26)
          Pro forma                    $     (0.57)  $     (0.65)  $     (0.26)
        Diluted net loss per share:
          As reported                  $     (0.54)  $     (0.63)  $     (0.26)
          Pro forma                    $     (0.57)  $     (0.65)  $     (0.26)

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

         The Company's sales to foreign countries, consisting of equipment and parts manufactured by East's Try Tek Machine Works subsidiary, were $96,947, $49,529 and $89,356 for the years ended June 30, 2001, 2000 and 1999, respectively.

15.      Significant Customers

         The  Company  performs   services  under  contract  with   governmental
authorities, private industries and commercial entities. In each of the last three fiscal years, more than 58% of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal Government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's revenue. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenue. During the year ended June 30, 1999, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively) and a regional sanitary authority in southwest Ohio accounted for 18%, 12% and 11%, respectively, of the Company's revenue.

16.      Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for the years ended June 30, 2001 and 2000 is presented in the following table.

                                                  Three Months Ended
                               ------------------------------------------------------
                               September 30,  December 31,     March 31,     June 30,
                                   2000          2000            2001          2001
                               ------------------------------------------------------
Year Ended June 30, 2001

Sales                           $6,332,089    $ 5,805,494    $ 6,289,934    $ 4,778,690
Gross Profit (Loss)             $1,169,107    $   614,577    $   429,838    $  (392,379)
Net Earnings (Loss)             $  206,134    $  (398,384)   $  (649,582)   $(1,503,224)
Net Earnings (Loss) Per Share   $     0.05    $     (0.09)   $     (0.15)   $     (0.35)


                                                   Three Months Ended
                               ------------------------------------------------------
                               September 30,  December 31,     March 31,     June 30,
                                   1999          1999            2000          2000
                               ------------------------------------------------------
Year Ended June 30, 2000

Sales                           $7,314,454    $ 4,672,268    $ 4,762,450    $ 5,672,703
Gross Profit (Loss)             $1,195,068    $  (203,185)   $  (536,431)   $   652,032
Net Earnings (Loss)             $   58,617    $(1,021,470)   $(1,495,126)   $  (303,327)
Net Earnings (Loss) Per Share   $     0.01    $     (0.23)   $     (0.34)   $     (0.07)


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

         The individuals listed in the table who were executive officers but not directors of the Company throughout fiscal year 2001 are Raymond T. Verrey, John
F. Mulhall, Gregory Laszczynski and Robert F. Hartman. Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

                                                                         First Became   Class of Common Stock For
Name, Age, Principal Occupation, Business Experience and Directorships    A Director            Which Elected
-----------------------------------------------------------------------------------------------------------------

George Wm. Erikson, Age 59 1/                                                1984       Class B Common Stock

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

Robert W. Erikson, Age 56 1/                                                 1985       Class B Common Stock

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

Webb C. Hayes, IV, Age 53 3/                                                 1994       Class B Common Stock

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

Paul C. Kincheloe, Jr., Age 60                                               1994       Class B Common Stock

Practicing attorney and real estate investor since 1967; Partner in the law firm of Kincheloe and Schneiderman since 1983; Director of CERBCO, Inc. since
     1991;  Director of Capitol  Office  Solutions,  Inc.  from 1992 to June 30,
     1997; Director of Herndon Federal Saving & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

Trent H. Ralston, Age 63 2/                                                  2000       Class B Common Stock

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

Thomas J. Schaefer, Age 63 2/ 3/                                             1981       Common Stock

Independent private investor since 1995; President,  Chief Executive Officer and
     Director of Columbia  First Bank,  N.A.  from 1988 to 1995;  President  and
     Chief Executive Officer of Signet Bank, N.A. from 1981 to 1988 and Director of Signet Bank, N.A. from 1978 to 1988; Director of CERBCO, Inc. from July
     1990 to November 1990.

William "Will" C. Willis, Jr., Age 48 2/                                     2000       Common Stock

Director, President and CEO of Global Technovations, Inc. since 1997, Chairman of the Board since 1998; Chairman of Willis & Associates from 1995 to 1997;
     President and COO of MBf USA, Inc. from 1994 to 1995;  President and CEO of
     Insituform Technologies, Inc. from 1990 to 1993; President of The Paper Art
     Company, Inc., a division of The Mennen Company, from 1985 to 1990.

Raymond T. Verrey, Age 55

Vice President,  Treasurer and Chief  Financial  Officer  since 1988,  Principal
     Accounting  Officer since 1987;  employed by Touche Ross & Co. from 1975 to
     1987, serving as an Audit Manager from 1981 to 1987.

John F. Mulhall, Age 55

Vice President  of Sales  and  Marketing  since  1988,  Director  of  Sales  and
     Marketing from 1987 to 1988; employed by Translogic Corporation, a material conveying system manufacturer, from 1972 to 1987, serving as Eastern
     Regional Manager from 1979 to 1987.

Gregory Laszczynski, Age 47

Vice President of Operations  since 1989,  Director of  Operations  from 1987 to
     1989;  employed by FMC Corporation from 1984 to 1987,  serving as a Project
     Engineer.

Robert F. Hartman, Age 54

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

1/   Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
2/   Member of Audit Committee.
3/   Member of Stock Option Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

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

SUMMARY COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company to each of the named executive officers for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                           SUMMARY COMPENSATION TABLE
                                                                                         Long-Term Compensation
                                                                                    ---------------------------------
                                                Annual Compensation                         Awards          Payouts
                                 --------------------------------------------------         ------          -------
  Name and Principal    Fiscal   Salary     Bonus    Other Annual    Total Annual   Restricted  Securities  LTIP        All Other
       Position         Year        ($)       ($)    Compensation    Compensation   Stock       Underlying  Payouts   Compensation
                                                        ($) 2/           ($)        Awards ($)  Options/      ($)        ($) 3/
                                                                                                 SARs (#)
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------
George Wm. Erikson       2001     $225,271       $0        $0             $225,271      $0        15,000        $0         $1,463
Chairman & General       2000      223,106        0         0              223,106       0        15,000         0          3,540
Counsel 1/               1999      216,607        0         0              216,607       0        15,000         0        $15,476

Robert W. Erikson        2001     $225,271       $0        $0             $225,271      $0        15,000        $0         $1,463
President 1/             2000      223,106        0         0              223,106       0        15,000         0          1,140
                         1999      216,607        0         0              216,607       0        15,000         0         13,076

John F. Mulhall          2001     $131,799       $0        $0             $131,799      $0        40,000        $0         $1,062
Vice President of        2000      130,532        0         0              130,532       0             0         0          1,552
Sales & Marketing        1999      126,729        0         0              126,729       0             0         0         10,308

Gregory Laszczynski      2001     $143,435       $0        $0             $143,435      $0        40,000        $0         $1,177
Vice President of        2000      142,055        0         0              142,055       0             0         0          3,177
Operations               1999      137,917        0         0              137,917       0             0         0         12,878

Raymond T. Verrey        2001     $107,817       $0        $0             $107,817      $0        30,000        $0        $   779
Vice President &         2000      106,780        0         0              106,780       0             0         0          2,297
Chief Financial          1999      103,670        0         0              103,670       0             0         0          8,776
Officer

Robert F. Hartman        2001      $95,883       $0        $0              $95,883      $0        30,000        $0        $   783
Vice President of        2000       94,962        0         0               94,962       0             0         0          1,004
Administration &         1999       92,195        0         0               92,195       0             0         0          7,626
Secretary

1/ The Company's Chief Executive Officer Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief
Executive Officer of the Company.

2/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.

3/ Amounts allocated under the Insituform East, Incorporated Employee Advantage
Plan, as described on page 34.

COMPENSATION PURSUANT TO PLANS

Insituform East, Incorporated Employee Advantage Plan

         The Company maintains a noncontributory profit sharing (retirement) plan, the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"), in which all employees not covered by a collective bargaining agreement and employed with the Company for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Company's Board of Directors which determines, at its discretion, the amount of the Company's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of the Company, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of the Company's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Discretionary amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2001.

         The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Each participant may elect to defer a portion of his compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, the Company's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2001. The following amounts forfeited by former participants who terminated employment with Insituform East during fiscal year 2001 were reallocated under the plan to the Company's officers:

Names and Capacities in Which                                   Contributions for     Vested Percent
Cash Contributions Were Made                                    Fiscal Year 2001 1/    as of 6/30/01
----------------------------                                    -------------------   --------------

George Wm. Erikson, Chairman                                       $1,463                 100%
Robert W. Erikson, President                                        1,463                 100%
John F. Mulhall, Vice President of Sales & Marketing                1,062                 100%
Gregory Laszczynski, Vice President of Operations                   1,177                 100%
Raymond T. Verrey, Vice President & Chief Financial Officer           779                 100%
Robert F. Hartman, Vice President of Administration & Secretary       783                 100%
      All Executive officers as a group (6 persons)                $6,727                 N/A

1/ Amounts totaling $29,465 were forfeited by former participants who terminated employment with Insituform East during fiscal year 2001 and were reallocated to remaining plan participants.

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

         The following table sets forth the annual retirement benefits that would be received under the SERP at various compensation levels after the specified years of service:

                                        Pension Plan Table Where Formula Provides 25% of Compensation 1/
                                        ----------------------------------------------------------------
                                                        Years of Service (Under Plan)
                                 --------------------------------------------------------------------------
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

     1/ Assumes at the time the Plan was  established  (i) the individual is age
     50, (ii)  maximum  covered  compensation  is $100,000  and is  increased 2%
     (compounded annually) each year of service after 1997, and (iii) retirement is effective at age 65.


         Each executive's covered compensation under the SERP is equal to his final base salary as defined in and limited by the executive's agreement. The maximum covered compensation for each executive is his salary as of December 31, 1997, increased 2% annually beginning in 1998.

         The following table sets forth information concerning vested annual benefits as of June 30, 2001 for the three executives covered by the SERP:

                       Years of Credited        Current Annual            Vested            Vested
Name                   Service Under Plan    Covered Compensation       Percentage      Annual Benefit

John F. Mulhall                4                   $ 131,799              28.57%           $ 9,414
Gregory Laszczynski            4                   $ 143,435              18.18%           $ 6,519
Raymond T. Verrey              4                   $ 107,817              28.57%           $ 7,701

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

         On December 8, 2000 options on a total of 105,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of seven directors) at a per share price of $1.5625. No options available under this plan were exercised by directors of the Company during fiscal year 2001.

1994 Board of Directors' Stock Option Plan

         Insituform East adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the Insituform East, Incorporated 1994 Board of
Directors Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform east's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. No options available under the plan were exercised by directors of Insituform East during fiscal year 2001. Under the terms of this plan, up to 225,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East.

1999 Employee Stock Option Plan

         The Company adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan. The purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of the Company's Common Stock have been reserved for the employees of Insituform East. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Thomas J. Schaefer and Webb C. Hayes, IV.

         On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to four executive officers of the Company (options on 40,000 shares each to Messrs. Mulhall and Laszczynski and 30,000 shares each to Messrs. Verrey and Hartman) at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of the Company during the fiscal year ended June 30, 2001.

OPTIONS/SAR GRANTS

         The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 2001 under the 1999 Board of Directors Stock Option Plan and the 1999 Employee Stock Option Plan:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                                                        Potential Realized Value at
                                                                                       Assumed Annual Rates of Stock
                                            Individual Grants                       Price Appreciation for Option Term
                            -----------------------------------------------------   -------------------------------------
                                           % of Total Options/SARs   Exercised or
                            Options/SARs   Granted to Employees in    Base Price       Expiration
Name                         Granted (#)         Fiscal Year           ($/Share)          Date       5% ($)       10% ($)
-------------------------------------------------------------------------------------------------------------------------

George Wm. Erikson            15,000 1/              14%                $1.5625        12/08/05    $ 6,476      $14,309
Robert W. Erikson             15,000 1/              14%                $1.5625        12/08/05    $ 6,476      $14,309
John F. Mulhall               40,000 2/              29%                $1.5625        12/08/05    $17,268      $38,156
Gregory Laszczynski           40,000 2/              29%                $1.5625        12/08/05    $17,268      $38,156
Raymond T. Verrey             30,000 2/              21%                $1.5625        12/08/05    $12,951      $28,617
Robert F. Hartman             30,000 2/              21%                $1.5625        12/08/05    $12,951      $28,617

1/ Options grants under the 1999 Board of Directors Stock Option Plan, as described on page 36.

2/ Options granted under the 1999 Employee Stock Option
Plan, as described on page 37.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

         No option or Stock Appreciation Right grants made under the 1999 or 1994 Board of Directors Stock Option Plans or the 1999 Employee Stock Option Plan to any of the named executive officers were exercised during fiscal year 2001. The following table sets forth information concerning option or stock appreciation right grants held by each of the named executive officers, who are also directors, as of June 30, 2001:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                      Number of Securities Underlying     Value of Unexercised
                                                        Unexercised Options/SARs at     In the Money Options/SARs
                                                            Fiscal Year-End (#)          at Fiscal Year-End ($)
                                                        ----------------------------    ----------------------------
                               Shares
                             Acquired on       Value
Name                        Exercise (#)   Realized ($)   Exercisable  Unexercisable      Exercisable  Unexercisable
--------------------------------------------------------------------------------------------------------------------

George Wm. Erikson                0            $0          75,000 1/         0            $2,690          $0
Robert W. Erikson                 0            $0          75,000 1/         0            $2,690          $0
John F. Mulhall                   0            $0          40,000 2/         0            $    0          $0
Gregory Laszczynski               0            $0          40,000            0            $    0          $0
Raymond T. Verrey                 0            $0          30,000            0            $    0          $0
Robert F. Hartman                 0            $0          30,000            0            $    0          $0

1/  Options  exercisable  under the IEI 1999 and 1994 Board of  Directors  Stock
Option Plans, as described on page 36.

2/ Options granted under the 1999 Employee Stock Option Plan, as described on page 36.

REPRICING OF OPTIONS/SARs

         The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2001.

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

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         During fiscal year 2001, three of the Company's executive officers, Messrs. Mulhall, Verrey and Hartman, entered into severance agreements with the Company whereby, in the event of a change in control of the Company and the subsequent termination of the executive's employment by the Company, the executive will receive payment of one year's base salary and annual bonus, if any. The agreements also provide that, in the event the executive voluntarily resigns, the executive will not, without consent of the Company, enter into employment or other association with any other pipeline rehabilitation business in the United States. No other arrangements between the Company and any named executive officer, or payment to an executive officer, resulted or will result from the resignation, retirement or other termination of employment with the Company, in an amount that exceeded $100,000 during fiscal year 2001.

COMPENSATION OF DIRECTORS

         Non-officer directors of the Company are paid an annual fee of $5,000 and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are salaried employees receive no remuneration for their service as directors but are eligible with all other directors to participate in the 1999 and 1994 Board of Directors' Stock Option Plans, as described under the section entitled

"Compensation Pursuant to Plans." All directors of the Company are reimbursed for Company travel-related expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company's Board of Directors does not have a Compensation Committee; the Board of Directors serves in that capacity. Messrs. George Wm. Erikson and Robert W. Erikson, both members of the Board of Directors and executive officers of the Company, holding the offices of Chairman & General Counsel and of President, respectively, participate in, and during fiscal year 2001 participated in, deliberations of the Board of Directors concerning executive officer compensation.

         Messrs. George Wm. Erikson and Robert W. Erikson are both members of the Board of Directors and executive officers of CERBCO, Inc. In their capacity as directors of CERBCO, Inc., they participate in, and during fiscal year 2001 participated in, deliberations of the CERBCO, Inc. Board of Directors concerning executive officer compensation for CERBCO, Inc.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of June 30, 2001:

                                                                     Amount & Nature of
Name & Address of Beneficial Owner      Title of Class               Beneficial Ownership       Percent of Class
----------------------------------------------------------------------------------------------------------------

CERBCO, Inc.                            Common Stock                 1,414,850                  34.9% 1/
3421 Pennsy Drive                       Class B Common Stock            296,141                 99.5% 1/
Landover, MD 20785

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

(b)      Security Ownership of Management

         The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company's Common Stock or Class B Common Stock as of June 30, 2001, and with respect to all directors and officers of the Company as a group:

                                                      Amount & Nature of Beneficial Ownership
                                                      ---------------------------------------
Name of Beneficial Owner      Title of Class          Owned Outright   Exercisable Options  Percent of Class
------------------------------------------------------------------------------------------------------------------

George Wm. Erikson 1/         Common Stock                  16,500           75,000               2.0%
Robert W. Erikson 1/          Common Stock                       0           75,000               1.7%
Webb C. Hayes, IV             Common Stock                       0           75,000               1.7%
Paul C. Kincheloe, Jr.        Common Stock                       0           75,000               1.7%
Trent H. Ralston              Common Stock                       0           15,000               0.3%
Thomas J. Schaefer            Common Stock                       0           75,000               1.7%
William C. Willis, Jr.        Common Stock                       0           15,000               0.3%

All directors and officers
as a group (11 persons,
including those named above)  Common Stock                  17,000          405,000               9.5%
                              Class B Common Stock               0                0               0.0%

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

(c)      Changes in Control

         None

Item 13.   Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         Not applicable.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         The Company maintains a $6,000,000 Intercompany Line of Credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this secured facility are collateralized by substantially all tangible and intangible assets owned by the Company and are due on demand with interest payable monthly at the commercial bank prime lending rate. Loans against this facility, which is available to the Company for an indefinite period, totaled $5,100,000 at June 30, 2001. Maximum loans against this facility during the year ended June 30, 2001, totaled $5,700,000. Mr. George Wm. Erikson, Chairman of the Company, and Mr. Robert W. Erikson, President of the Company, own 44.9% and 39.5%, respectively, of the outstanding shares of Class B. Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

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

         3.    Exhibits:

               Exhibit                                                    Pages
               Number*

               3.1  Restated   Certificate  of   Incorporation  of  the  Company
                    (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               3.2  By-Laws of the Company (Incorporated by reference to Exhibit
                    3.2 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.1 Insituform   Process   Sub-License   Agreement  -  Maryland,
                    Virginia,  D.C.  Territory  (Incorporated  by  reference  to
                    Exhibit 10.1 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.2 Insituform Process Sub-License Agreement - Delaware, Eastern
                    Pennsylvania Territory (Incorporated by reference to Exhibit
                    10.2 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.3 Insituform   Process   Sub-License   Agreement   -   Western
                    Pennsylvania Territory (Incorporated by reference to Exhibit
                    10.3 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.4 Insituform  Process  Sub-License  Agreement - Northern  Ohio
                    Territory (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.5 Insituform  Process  Sub-License  Agreement - Southern  Ohio
                    Territory (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.6 Insituform  Process  Sub-License  Agreement - West  Virginia
                    Territory (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.7 Insituform Tube Supply Agreement  (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.8 SAW Agreement  (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.9 IEI 1999 BOD Stock Option Plan (Incorporated by reference to
                    Exhibit 10.9 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.10 IEI  1999  Employee  Stock  Option  Plan  (Incorporated  by
                    reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.11 SERP Contract with  Officers (Incorporated  by reference to
                    Exhibit 10.11 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.12 Incentive Stock Option Agreement with Officers          46

               10.13 Severance Agreement with Officers                       49

               11.0 Statement re computation of per share earnings           59

               21.0 Subsidiaries of the Registrant                           60

               23.0 Independent Auditors' Consent                            61

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2001.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED

                                    /s/ George Wm. Erikson
                                    -------------------------------------------
                                    George Wm. Erikson
                                    Chairman
                                    October 4, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title                 Capacity                      Date


/s/ George Wm. Erikson
-----------------------------
George Wm. Erikson                Director and                  October 4, 2001
Chairman                          Principal Executive Officer


/s/ Robert W. Erikson
-----------------------------
Robert W. Erikson                 Director and                  October 4, 2001
President                         Principal Executive Officer


/s/ Webb C. Hayes, IV
-----------------------------
Webb C. Hayes, IV                 Director                      October 4, 2001


/s/ Paul C. Kincheloe, Jr.
-----------------------------
Paul C. Kincheloe, Jr.            Director                      October 4, 2001


/s/ Trent H. Ralston
-----------------------------
Trent H. Ralston                  Director                      October 4, 2001


/s/ Thomas J. Schaefer
-----------------------------
Thomas J. Schaefer                Director                      October 4, 2001


/s/ Will Willis, Jr.
-----------------------------
William "Will" C. Willis, Jr.     Director                      October 4, 2001


/s/ Raymond T. Verrey
-----------------------------
Raymond T. Verrey                 Principal Accounting Officer, October 4, 2001
Vice President and                Principal Financial Officer
   Chief Financial Officer