Form 10QSB
period 2001-09-30
INSITUFORM EAST INC
filed 2001-11-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                     September 30, 2001
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                  to
                                       --------------        -----------------

         Commission file number:                                       0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                             52-0905854
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     3421 Pennsy Drive
   Landover, Maryland                                           20785-1608
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X                     No
             ----------                       ----------

As of November 5, 2001, the following number of shares of each of the issuer's classes of common stock were outstanding:
               Common Stock                         4,059,266
               Class B Common Stock                   297,596
                                                --------------
                 Total                              4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   Page Reference
------------------------------                                   --------------

Item 1.   Financial Statements                                               3

          Condensed Consolidated Statements of Operations
          Three Months Ended September 30, 2001 and 2000 (Unaudited)         3

          Condensed Consolidated Balance Sheets
          September 30, 2001 and June 30, 2001(Unaudited)                    4

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended September 30, 2001 and 2000 (Unaudited)         5

          Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results of Operations                              8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended September 30,
                                                                         -------------------------------------
                                                                              2001                 2000
                                                                         ----------------     ----------------

Sales                                                                       $4,864,856           $6,332,089
                                                                         ----------------     ----------------

Costs and Expenses:
   Cost of sales                                                             5,000,475            5,162,982
   Selling, general and administrative                                         935,066              937,156
                                                                         ----------------     ----------------

     Total Costs and Expenses                                                5,935,541            6,100,138
                                                                         ----------------     ----------------

Earnings (Loss) from Operations                                             (1,070,685)             231,951

Investment Income                                                                4,213               13,840
Interest Expense                                                               (91,269)            (106,862)
Other Income                                                                    22,743               67,205
                                                                         ----------------     ----------------

Earnings (Loss) Before Income Taxes                                         (1,134,998)             206,134

Provision for Income Taxes                                                           -                    -
                                                                         ----------------     ----------------

Net Earnings (Loss)                                                      $  (1,134,998)        $    206,134
                                                                         ================     ================

Basic Earnings (Loss) Per Share                                          $        (0.26)      $        0.05
                                                                         ================     ================

Diluted Earnings (Loss) Per Share                                        $        (0.26)      $        0.05
                                                                         ================     ================



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           September 30, 2001        June 30, 2001
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                      $   540,633            $   406,676
   Accounts receivable - net of allowance for doubtful accounts of $0               5,509,262              6,731,951
   Inventories - raw materials                                                      1,202,229              1,102,521
   Prepaid and refundable income taxes                                                 10,418                 10,418
   Prepaid expenses                                                                   257,586                249,322
                                                                            -------------------     ------------------
     Total Current Assets                                                           7,520,128              8,500,888

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $17,153,559 and $16,888,089                                                      8,156,884              8,510,114
Deferred  Income Taxes - net of  valuation  allowance  of  $2,301,000  and
   $1,858,000                                                                               -                      -
Cash Surrender Value of SERP Life Insurance                                           238,895                200,570
Other Assets                                                                            6,964                  8,667
                                                                            -------------------     ------------------
     Total Assets                                                                 $15,922,871            $17,220,239
                                                                            ===================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                  $ 5,100,000           $ 5,100,000
   Accounts payable                                                                 1,392,497             1,667,490
   Accrued compensation and other expenses                                          1,167,005             1,046,552
   Income taxes payable                                                                10,000                10,000
   Current portion of capital lease obligations                                        29,183                32,448
                                                                            -------------------    -------------------
     Total Current Liabilities                                                      7,698,685             7,856,490

Long-Term Capital Lease Obligations                                                     5,582                10,147
Accrued SERP Liability                                                                173,611               173,611
                      -
                                                                            -------------------    -------------------
     Total Liabilities                                                              7,877,878             8,040,248
                                                                            -------------------    -------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486               175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904                11,904
   Additional paid-in capital                                                       4,000,424             4,000,424
   Retained earnings                                                                5,046,792             6,181,790
                                                                            -------------------    -------------------
                                                                                    9,234,606            10,369,604
   Less cost of 327,897 shares of common stock in treasury                          1,189,613             1,189,613
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                     8,044,993             9,179,991
                                                                            -------------------    -------------------
     Total Liabilities and Stockholders' Equity                                   $15,922,871           $17,220,239
                                                                            ===================    ===================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                          $(1,134,998)          $     206,134
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                                   390,239                513,559
     Gain on sale of equipment                                                       (5,420)                (32,947)
     Accrued SERP liability                                                               -                  11,467
   Changes in assets and liabilities:
     Receivables                                                                  1,222,689              (1,245,893)
     Inventories                                                                    (99,708)                164,370
     Other current assets                                                            (8,264)               (131,457)
     Payables and accruals                                                         (154,540)                 96,674
                                                                            -------------------    -------------------

Net cash provided by (used in) operating activities                                 209,998                (418,093)
                                                                            -------------------    -------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                             (35,306)               (131,543)
   Increase in cash surrender value of SERP life insurance                          (38,325)                (81,728)
   Sale of equipment                                                                  5,420                  32,947
                                                                            -------------------    -------------------

Net cash used in investing activities                                               (68,211)               (180,324)
                                                                            -------------------    -------------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                          900,000               1,200,000
   Repayment of line of credit advances to CERBCO, Inc.                            (900,000)               (300,000)
   Principal payments under capital lease obligations                                (7,830)                 (7,031)
                                                                            -------------------    -------------------

Net cash provided by (used in) financing activities                                  (7,830)                892,969
                                                                            -------------------    -------------------

Net increase in cash and cash equivalents                                           133,957                 294,552
Cash and cash equivalents at beginning of period                                    406,676                 571,874
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                      $   540,633           $     866,426
                                                                            ===================    ===================

Supplemental disclosure of cash flow information:
   Interest paid                                                                $    94,738           $     100,266
   Income taxes paid (refunded)                                                 $         -           $           -


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheet as of September 30, 2001, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the period ended September 30, 2001 are not necessarily indicative of full year operating results.

2.       Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc.; Insituform of Pennsylvania, Inc.; Midsouth, LLC and Midsouth Partners. All significant intercompany accounts and transactions have been eliminated.

3.       Computation of Net Earnings Per Share

         Basic earnings  (loss) per share were computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months ended September 30, 2001 and 2000.

         Diluted earnings (loss) per share were computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options. Weighted average shares of 4,356,862 and 4,362,016 were used in computing diluted earnings (loss) per share for the three months ended September 30, 2001 and 2000, respectively.

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

ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks declaration that East's Sub-Licenses require the payment of cross-over royalties for East's installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories." In addition, ITI seeks to recover royalties and cross-over royalties from the Company for Midsouth Partners' installation of alternate CIPP processes.

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

         While it is not possible at this time to establish the ultimate amount of liability, if any, associated with this suit, it is the opinion of the management of the Company that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company. Conversely, in the opinion of management, in the event that the plaintiffs/counter-defendants substantially prevailed on their claims against the Company and its subsidiary Midsouth Partners, including the restriction or elimination of Midsouth Partners existing rights to expand nationally or to practice CIPP rehabilitation process methods without payment of royalty and cross-over royalty to ITI, such event could have a material adverse effect on the future financial position of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

         The Company reported a consolidated net loss of -$1,134,998 (-$0.26 per share) on sales of $4.86 million for the first quarter of fiscal 2002 ended September 30, 2001. The Company recognized net earnings of $206,134 ($0.05 per share) on sales of $6.33 million for the first quarter of fiscal 2001 ended September 30, 2000. The Company attributed its unfavorable first quarter fiscal 2002 results primarily to continuing losses in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary; and, to a lesser extent, to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company presently anticipates improved operating results for the second quarter of fiscal 2002 ending December 31, 2001, based on an improved volume of immediately workable backlog in its licensed Insituform process territory and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

         As previously reported, Insituform Technologies, Inc. ("ITI"), the Company's Insituform process licensor and former partner in the Midsouth
Partners' partnership, initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. The newest litigation appears again targeted by ITI to usurp for itself certain rights belonging to the Company or to Midsouth Partners including the Company's legitimate competitive rights as a licensee and certain competitive rights of Midsouth Partners acquired pursuant to the Midsouth Settlement Agreement. While the ultimate outcome of any litigation including the December 1999 most recent ITI litigation cannot be predetermined, pending resolution the Company intends to continue to exercise its rights under its license agreements and the Midsouth Settlement Agreement as exercised prior to the instigation of such litigation. Trial of the December 1999 litigation is currently scheduled for February 19, 2002.

         The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $13.7 million at September 30, 2001 as compared to $31.5 million at September 30, 2000. The twelve-month backlog at September 30, 2001 was approximately $11.2 million as compared to $19.8 million at September 30, 2000. The total backlog value of all uncompleted and multi-year contracts at September 30, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

         The Company reported a consolidated net loss of -$1,134,998 (-$0.26 per share) on sales of $4.86 million for the first quarter of fiscal 2002 ended September 30, 2001. The Company recognized net earnings of $206,134 ($0.05 per share) on sales of $6.33 million for the first quarter of fiscal 2001 ended September 30, 2000. The Company attributed its unfavorable first quarter fiscal 2002 results primarily to continuing losses in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary; and, to a lesser extent, to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

         Sales decreased $1.47 million (23%) from $6.33 million for the three months ended September 30, 2000 to $4.86 million for the three months ended September 30, 2001, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory and reduced comparable period sales in the southeast region of the United States.

         Cost of sales decreased 3% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 18% for the first quarter of fiscal 2001 to a gross profit (loss) of (3%) for the first quarter of fiscal 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during the first quarter of fiscal 2002.

         Selling, general and administrative expenses decreased $2,090 for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, due in part to reduced marketing expenses during the first quarter of fiscal 2002.

         Interest expense decreased $15,593 from $106,862 for the three months ended September 30, 2000 to $91,269 for the three months ended September 30, 2001, primarily as a result of reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended September 30, 2001.

         Other income decreased $44,462 from $67,205 for the three months ended September 30, 2000 to $22,743 for the three months ended September 30, 2001 primarily as a result of gains recognized from the sale of excess equipment during the three months ended September 30, 2000.

         No credit for income taxes was recorded for the first quarter of fiscal 2002 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $443,000 valuation allowance recorded against the deferred tax asset. No provision for income taxes was recorded for the first quarter of fiscal 2001 as the provision calculated using applicable enacted federal and state tax rates of 39% of pretax earnings was applied to reduce the valuation allowance recorded against the deferred tax asset during fiscal 2000.

Financial Condition

         During the three months ended September 30, 2001, $209,998 in cash was provided by the Company's operating activities, primarily as a result of the impact of the Company's net loss of $1,134,998 being more than offset by a $1,222,689 decrease in Accounts Receivable and $390,239 in Depreciation and Amortization expense included in net loss that did not require the outlay of cash. The decrease in Accounts Receivable is due primarily to improved customer collections during the period. The Company's working capital position is believed adequate despite a working capital deficit of $178,557 and a current ratio of 0.98 to 1.00 at September 30, 2001.

         The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At September 30, 2001, the Company had an outstanding balance of $5,100,000 against this intercompany line.

         During the three months ended September 30, 2001, the Company received $900,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $35,306 for installation equipment and other capital additions and repaid $900,000 in intercompany line of credit advances to CERBCO, Inc. during the three months ended September 30, 2001.

         The Company anticipates that future operating activities will require additional working capital. Management believes that cash flow from future operations, existing working capital and the remaining $900,000 commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I, Item 1, "Notes to Consolidated Financial Statements (unaudited) - Note 4, Contingencies - Pending Litigation" for details concerning a previously disclosed lawsuit filed in U.S. District Court for the Middle District of Tennessee against the Company and its subsidiary, Midsouth Partners.

Item 5.  Other Information

         Following the national tragedy of September 11, 2001, and during the month of October, 2001, three of the registrant's seven directors independently resigned from the Company's board of directors variously citing reevaluated focus of personal time as needed to be dedicated to their families or primary business. Directors Trent H. Ralston, William C. Willis, Jr., and Thomas J. Schaefer independently resigned effective October 9, 10 and 24, respectively. None of the three departing directors advised the Company of their resignation because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices as would require disclosure of such resignation under Form 8-K of the Securities and Exchange Commission. However, registrant believes the disclosure of the resignation of directors may be an appropriate item of "Other Information" under its Quarterly Report. Vacancies presently existing on the board of directors as a result of these resignations will be addressed by the Company in regular course under applicable provisions of the Delaware Corporate Code, the Company's Certificate of Incorporation and the Company's By-Laws.

         In order to address the current vacancies on the board of directors, the Company has determined to delay its annual meeting of stockholders, typically held in the second quarter of each fiscal year, to the third quarter, at a specific date, time and location to be further determined by the board and adequately noticed to stockholders when set.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: November 14, 2001            /s/ Robert W. Erikson
                                   -------------------------------------------
                                   Robert W. Erikson
                                   President


Date: November 14, 2001            /s/ Raymond T. Verrey
                                   -------------------------------------------
                                   Raymond T. Verrey
                                   Chief Financial Officer