Form 10QSB
period 2002-02-12
INSITUFORM EAST INC
filed 2002-02-12
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                     December 31, 2001
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                  to
                                         --------------       ----------------

         Commission file number:                                       0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-0905854
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        3421 Pennsy Drive
       Landover, Maryland                                 20785-1608
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

Yes              X                     No
             ----------                       ----------

As of January 28, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

              Common Stock                         4,059,266
              Class B Common Stock                   297,596
                                               --------------
              Total                                4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   Page Reference

Item 1.   Financial Statements                                               3

          Condensed Consolidated Statements of Operations
          Three Months and Six Months Ended December 31, 2001
          and 2000 (Unaudited)                                               3

          Condensed Consolidated Balance Sheets
          December 31, 2001 and June 30, 2001(Unaudited)                     4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended December 31, 2001 and 2000 (Unaudited)            5

          Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition
          and  Results of Operations                                         8



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                        Six Months Ended
                                                          December 31,                             December 31,
                                               -----------------------------------     -------------------------------------
                                                    2001                2000                2001                 2000
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------

Sales                                            $ 5,185,027         $ 5,805,494         $10,049,883         $12,137,583
                                               ---------------     ---------------     ----------------    -----------------
Costs and Expenses:
   Cost of sales                                    4,320,394          5,190,917           9,320,869          10,353,899
   Selling, general and administrative                700,358            943,373           1,635,424           1,880,529
                                               ---------------     ---------------     ----------------    -----------------
     Total Costs and Expenses                       5,020,752          6,134,290          10,956,293          12,234,428
                                               ---------------     ---------------     ----------------    -----------------

Earnings (Loss) from Operations                       164,275           (328,796)           (906,410)            (96,845)

Investment Income                                       2,367             13,337               6,580              27,177
Interest Expense                                      (70,231)          (113,483)           (161,500)           (220,345)
Other Income (Expense)                                 (3,203)            30,558              19,540              97,763
                                               ---------------     ---------------     ---------------    ------------------
                                               ---------------     ---------------     ---------------    ------------------

Earnings (Loss) Before Income Taxes                    93,208           (398,384)         (1,041,790)           (192,250)

Provision (Credit) for Income Taxes                         -                  -                   -                   -
                                               ---------------     ---------------     ----------------    -----------------
Net Earnings (Loss)                              $     93,208        $  (398,384)        $(1,041,790)        $  (192,250)
                                               ===============     ===============     ================    =================
Basic Earnings (Loss) Per Share                  $       0.02        $     (0.09)        $     (0.24)        $     (0.04)
                                               ===============     ===============     ================    =================
Diluted Earnings (Loss) Per Share                $       0.02        $     (0.09)        $     (0.24)       $     (0.04)
                                               ================    ===============     ================    =================



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               December 31,            June 30,
                                                                                  2001                   2001
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                    $     671,418         $      406,676
   Accounts receivable - net of allowance for doubtful accounts of $0               5,264,989              6,731,951
   Inventories - raw materials                                                      1,175,909              1,102,521
   Prepaid and refundable income taxes                                                 10,418                 10,418
   Prepaid expenses                                                                   198,192                249,322
                                                                            -------------------     ------------------
     Total Current Assets                                                           7,320,926              8,500,888

Property,  Plant and Equipment - at cost less accumulated depreciation of
   $17,506,635 and $16,888,089                                                      7,824,578              8,510,114
Deferred  Income Taxes - net of  valuation  allowance  of  $2,264,000
   and $1,858,000                                                                           -                      -
Cash Surrender Value of SERP Life Insurance                                           265,344                200,570
Other Assets                                                                            5,217                  8,667
                                                                            -------------------     ------------------
     Total Assets                                                                 $15,416,065            $17,220,239
                                                                            ===================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                   $5,100,000             $5,100,000
   Accounts payable                                                                 1,233,133              1,667,490
   Accrued compensation and other expenses                                            736,214              1,046,552
   Income taxes payable                                                                10,000                 10,000
   Current portion of capital lease obligations                                        22,504                 32,448
                                                                            -------------------    -------------------
     Total Current Liabilities                                                      7,101,851              7,856,490

Long-Term Capital Lease Obligations                                                     2,402                 10,147
Accrued SERP Liability                                                                173,611                173,611
                                                                            -------------------    -------------------
     Total Liabilities                                                              7,277,864              8,040,248
                                                                            -------------------    -------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486                175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904                 11,904
   Additional paid-in capital                                                       4,000,424              4,000,424
   Retained earnings                                                                5,140,000              6,181,790
                                                                            -------------------    -------------------
                                                                                    9,327,814             10,369,604
   Less cost of 327,897 shares of common stock in treasury                          1,189,613              1,189,613
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                     8,138,201              9,179,991
                                                                            -------------------    -------------------
     Total Liabilities and Stockholders' Equity                                   $15,416,065            $17,220,239
                                                                            ===================    ===================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net loss                                                                    $ (1,041,790)         $     (192,250)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                  760,801                 974,854
     Gain on sale of equipment                                                       (3,361)                (53,137)
     Accrued SERP liability                                                               -                  22,936
   Changes in assets and liabilities:
     Receivables                                                                  1,466,962              (1,657,409)
     Inventories                                                                    (73,388)                159,131
     Other current assets                                                            51,130                 (38,565)
     Payables and accruals                                                         (744,695)                (38,174)
                                                                            -------------------    -------------------
Net cash provided by (used in) operating activities                                 415,659                (822,614)
                                                                            -------------------    -------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                             (74,760)               (226,939)
   Increase in cash surrender value of SERP life insurance                          (64,774)                (49,437)
   Sale of equipment                                                                  6,306                  68,762
                                                                            -------------------    -------------------
Net cash used in investing activities                                              (133,228)               (207,614)
                                                                            -------------------    -------------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        1,500,000               2,100,000
   Repayment of line of credit advances to CERBCO, Inc.                          (1,500,000)               (900,000)
   Principal payments under capital lease obligations                               (17,689)                (14,983)
                                                                            -------------------    -------------------
Net cash provided by (used in) financing activities                                 (17,689)              1,185,017
                                                                            -------------------    -------------------

Net increase in cash and cash equivalents                                           264,742                 154,789
Cash and cash equivalents at beginning of period                                    406,676                 571,874
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                    $     671,418          $      726,663
                                                                            ===================    ===================
Supplemental disclosure of cash flow information:
   Interest paid                                                              $     171,223          $      212,996
   Income taxes paid (refunded)                                               $           -          $            -


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 2001, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2001 and 2000, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the period ended December 31, 2001 are not necessarily indicative of full year operating results.

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

3.       Computation of Net Earnings Per Share

     Basic  earnings  (loss) per share were  computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months and six months ended December 31, 2001 and 2000.

     Diluted  earnings  (loss) per share were  computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. Weighted average shares of 4,356,862 were used in computing diluted earnings
(loss) per share for the three months and six months ended December 31, 2001 and 2000, respectively.

4.       Contingencies - Pending Litigation

Dispute with ITI - United States District Court for the Middle District
-----------------------------------------------------------------------
of Tennessee
-------------

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

     ITI also contends that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. ITI contends that the Company is using Midsouth Partners to practice CIPP rehabilitation processes outside of the territory provided for in the Settlement Agreement and that the failure to pay a royalty and cross-over royalty constitutes a breach of the Company's obligations under its license agreements with ITI. ITI seeks a declaration that the Company's licenses require the payment of a cross-over royalty for Midsouth Partners' installation of alternative CIPP processes outside of the territory in which ITI, under the terms of the Settlement Agreement, granted Midsouth Partners the right to utilize the Insituform Process in the condition and state as commercially practiced on the date of settlement. ITI also seeks declaration that East's Sub-Licenses require the payment of cross-over royalties for East's' installation of the Insituform Process in so-called "Insituform Owner-Reserved Territories." In addition, ITI seeks to recover royalties and cross-over royalties from the Company for Midsouth Partners' installation of alternate CIPP processes.

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

     The parties filed cross-motions for partial summary judgment. ITI sought summary judgment on the Company's patent misuse defense. ITI also sought summary judgment on its claim that Midsouth Partners is insolvent and that this constitutes a breach of the Settlement Agreement. The Company, Midsouth Partners, Insitu, Inc., and Midsouth LLC sought summary judgment on ITI's claim for damages under the Settlement Agreement, the Lanham Act, and the Tennessee Model Trademark Act, as well as declaratory judgments that the Company is entitled to install the Insituform process outside of its exclusive territories and to do so without paying ITI a cross-over royalty and that Midsouth Partners is free to offer competing brands of CIPP rehabilitation processes and to do so without paying ITI any royalties. The Court granted in part and denied in part the parties' motions. The Court ruled that the Company is entitled to install the Insituform process outside of its exclusive territory. The Court also granted ITI's motion for partial summary judgment on the patent misuse issue with respect to East, while declining to decide the issue with respect to Midsouth Partners. The Court denied the parties' motions as to all other issues, ruling that there exist disputed issues of material fact precluding summary judgment.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Overview and Outlook

     The Company reported consolidated net earnings of $93,208 ($0.02 per share) on sales of $5.2 million for the second quarter of fiscal 2002 ended December 31, 2001, producing a consolidated net loss of -$1,041,790 (-$0.24 per share) on sales of $10.0 million for the first six months of fiscal 2002. In the previous year, the Company recognized a net loss of -$398,384 (-$0.09 per share) on sales of $5.8 million for the second quarter of fiscal 2001 and a net loss of -$192,250 (-$0.04 per share) on sales of $12.1 million for the first six months. The Company attributed its positive second quarter fiscal 2002 results primarily to an improved volume of immediately workable backlog in its licensed Insituform process territory and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     While current midyear operating results are materially less favorable than midyear results of the previous year, the Company is particularly encouraged by the notable current turnaround to positive results for the most recent three months. The Company reported negative operating results for each of the four preceding quarters and severely negative results for the last two quarters. The Company believes that business factors contributing to the positive recent quarter reflect underlying reductions in ongoing operating expenses and increased normal margin sales volume, both currently anticipated to remain favorable going forward. However, and with respect to all such forward-looking information, there can be no assurances regarding the Company's future operating performance. In this regard, the Company recognizes that the potential for continued positive operating results in the third quarter of fiscal 2002 ending March 31, 2002, could be negatively impacted by reduced revenues resulting from as yet unencountered severe winter conditions, if any, and increased costs associated with the trial phase of litigation initiated against the Company by Insituform Technologies, Inc. in December, 1999.

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

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $17.4 million at December 31, 2001 as compared to $27.6 million at December 31, 2000. The twelve-month backlog at December 31, 2001 was approximately $8.9 million as compared to $17.7 million at December 31, 2000. The total backlog value of all uncompleted and multi-year contracts at December 31, 2001 and 2000 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended December 31, 2001 Compared with Three Months Ended
---------------------------------------------------------------------
December 31, 2000
-----------------

     The Company reported consolidated net earnings of $93,208 ($0.02 per share) on sales of $5.2 million for the second quarter of fiscal 2002 ended December 31, 2001. The Company recognized a net loss of -$398,384 (-$0.09 per share) on sales of $5.8 million for the second quarter of fiscal 2001 ended December 31, 2000. The Company attributed its positive second quarter fiscal 2002 results primarily to an improved volume of immediately workable backlog in its licensed Insituform process territory and a focused reduction in activities and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     Sales decreased $0.6 million (10%) from $5.8 million for the three months ended December 31, 2000 to $5.2 million for the three months ended December 31, 2001, due primarily to reduced comparable period sales in the southeast region of the United States.

     Cost of sales decreased 17% in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. As a result, gross profit as a percentage of sales increased from a gross profit of 11% for the second quarter of fiscal 2001 to a gross profit of 17% for the second quarter of fiscal 2002. This increase is due primarily to an improved mix of work to include a reduced volume of lower margin work performed in the southeast region of the United States.

     Selling, general and administrative expenses decreased $243,015 for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, due in part to reduced marketing and legal expenses during the second quarter of fiscal 2002.

     Interest expense decreased $43,252 from $113,483 for the three months ended December 31, 2000 to $70,231 for the three months ended December 31, 2001, primarily as a result of reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended December 31, 2001.

     Other income (expense) decreased $33,761 from income of $30,558 for the three months ended December 31, 2000 to an expense of $3,203 for the three months ended December 31, 2001, due in part to gains recognized from the sale of excess equipment during the three months ended December 31, 2000.

     No provision for income taxes was recorded for the second quarter of fiscal 2002 as the provision calculated using applicable enacted federal and state tax rates of 39% of the pre-tax earnings was applied to reduce the valuation allowance recorded against the deferred tax asset. No credit for income taxes was recorded for the second quarter of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of pretax earnings was applied to increase the valuation allowance recorded against the deferred tax asset.

Six Months Ended December 31, 2001 Compared With Six Months Ended
-----------------------------------------------------------------
December 31, 2000
-----------------

     The Company recognized a consolidated net loss of -$1,041,790 (-$0.24 per share) on sales of $10.0 million for the first six months of fiscal 2002 ended December 31, 2001. The Company recognized a net loss of -$192,250 (-$0.04 per share) on sales of $12.1 million for the first six months of fiscal 2001 ended December 31, 2000. the Company attributed its unfavorable fiscal 2002 results primarily to continuing losses in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     Sales decreased $2.1 million (17%) from $12.1 million for the six months ended December 31, 2000 to $10.0 million for the six months ended December 31, 2001, due primarily to reduced comparable period sales in the southeast region of the United States; and, to a lesser extent, a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 10% in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. As a result, gross profit as a percentage of sales decreased from a gross profit of 15% for the first six months of fiscal 2001 to a gross profit of 7% for the first six months of fiscal 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during the first six months of fiscal 2002.

     Selling, general and administrative expenses decreased $245,105 for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001, due in part to reduced marketing and legal expenses during the second quarter of fiscal 2002.

     Interest expense decreased $58,845 from $220,345 for the six months ended December 31, 2000 to $161,500 for the six months ended December 31, 2001, primarily as a result of reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the six months ended December 31, 2001.

     Other income (expense) decreased $78,223 from income of $97,763 for the six months ended December 31, 2000 to income of $19,540 for the six months ended December 31, 2001, due in part to gains recognized from the sale of excess equipment during the six months ended December 31, 2000.

     No credits for income taxes were recorded for the first six months of fiscal 2002 or for the first six months of fiscal 2001 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by $406,000 and $75,000 valuation allowances recorded against the deferred tax asset during the six months ended December 31, 2001 and 2000, respectively.

Financial Condition

     During the six months ended December 31, 2001, $415,659 in cash was provided by the Company's operating activities, primarily as a result of the impact of the Company's Net Loss of $1,041,790 and a decrease in Payables and Accruals of $744,695 being more than offset by a $1,466,962 decrease in Accounts Receivable and $760,801 in Depreciation and Amortization expense included in net loss that did not require the outlay of cash. The decrease in Accounts Receivable is due primarily to improved customer collections during the period. The Company's working capital position is believed adequate with a working capital of $219,075 and a current ratio of 1.03 to 1.00 at December 31, 2001.

     The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At December 31, 2001, the Company had an outstanding balance of $5,100,000 against this intercompany line.

     During the six months ended December 31, 2001, the Company received $1,500,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $74,760 for installation equipment and other capital additions and repaid $1,500,000 in intercompany line of credit advances to CERBCO, Inc. during the six months ended December 31, 2001.

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

Item 5.  Other Information

     As previously disclosed, the Company had determined to delay its annual meeting of stockholders, typically held in the second quarter. The Company has presently targeted its annual meeting for April 11, 2002, at a specific time and location to be further determined by the Board of Directors and adequately noticed to stockholders when set.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: February 12, 2002
                                    /s/ Robert W. Erikson
                                    -------------------------------------------
                                    Robert W. Erikson
                                    President


Date: February 12, 2002
                                    /s/ Raymond T. Verrey
                                    -------------------------------------------
                                    Raymond T. Verrey
                                    Chief Financial Officer