Form 10QSB
period 2002-05-15
INSITUFORM EAST INC
filed 2002-05-15
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                         March 31, 2002
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        ------------------    -----------------

         Commission file number:                                        0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

        Delaware                                                52-0905854
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          3421 Pennsy Drive
         Landover, Maryland                                         20785-1608
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

Yes          X                     No
         ----------                       ----------

As of April 30, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:
                     Common Stock                      4,059,266
                     Class B Common Stock                297,596
                                                       ---------
                     Total                             4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                      Page Reference
------------------------------                                                                      --------------

Item 1.       Financial Statements                                                                         3

              Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended March 31, 2002 and 2001 (Unaudited)                       3

              Condensed Consolidated Balance Sheets
              March 31, 2002 and June 30, 2001(Unaudited)                                                  4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended March 31, 2002 and 2001 (Unaudited)                                        5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                             6

Item 2.       Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of           8
                Operations


PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings                                                                           12

Item 5.       Other Information                                                                           12

Item 6.       Exhibits and Reports on Form 8-K                                                            12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                            March 31,                               March 31,
                                               ------------------------------------    -------------------------------------
                                                    2002                2001                2002                 2001
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------

Sales                                             $ 4,883,746         $ 6,289,934        $14,933,629         $18,427,517
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------

Costs and Expenses:
   Cost of sales                                    4,233,120           5,860,096         13,553,989          16,213,995
   Selling, general and administrative                858,878           1,023,227          2,494,302           2,903,756
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------
     Total Costs and Expenses                       5,091,998          6,883,323          16,048,291          19,117,751
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------

Earnings (Loss) from Operations                      (208,252)          (593,389)         (1,114,662)           (690,234)

Investment Income                                       1,209               9,234              7,789              36,411
Interest Expense                                      (63,323)          (104,685)           (224,823)           (325,030)
Other Income                                           66,479              39,258             86,019             137,021
                                               ---------------     ---------------     ----------------    -----------------
                                               ---------------     ---------------     ----------------    -----------------

Earnings (Loss) Before Income Taxes                  (203,887)          (649,582)         (1,245,677)           (841,832)

Provision (Credit) for Income Taxes                  (683,000)                 -            (683,000)                  -

                                               ----------------    ---------------     ----------------    ------------------
                                               ----------------    ---------------     ----------------    ------------------

Net Earnings (Loss)                             $     479,113      $    (649,582)      $     562,677)       $   (841,832)
                                               ================    ===============     ================    ==================
                                               ================    ===============     ================    ==================

Basic Earnings (Loss) Per Share                 $        0.11      $       (0.15)      $       (0.13)       $     (0.19)
                                               ================    ===============     ================    ==================
                                               ================    ===============     ================    ==================

Diluted Earnings (Loss) Per Share               $        0.11      $       (0.15)     $        (0.13)       $     (0.19)
                                               ================    ===============     ================    ==================



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             March 31, 2002           June 30, 2001
                                                                         ----------------------    ------------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                     $     256,037        $      406,676
   Accounts receivable - net of allowance for doubtful accounts of $0                6,456,245             6,731,951
   Inventories - raw materials                                                       1,056,128             1,102,521
   Prepaid and refundable income taxes                                                 693,418                10,418
   Prepaid expenses                                                                    194,664               249,322
                                                                             ------------------     -----------------
     Total Current Assets                                                            8,656,492             8,500,888

Property,  Plant and Equipment - at cost less  accumulated  depreciation of
   $17,439,248 and $16,888,089                                                       7,495,273             8,510,114
Deferred  Income  Taxes - net of  valuation  allowance  of  $1,661,000  and
   $1,858,000                                                                                -                     -
Cash Surrender Value of SERP Life Insurance                                            260,431               200,570
Other Assets                                                                                 -                 8,667
                                                                             ------------------     -----------------
     Total Assets                                                                  $16,412,196           $17,220,239
                                                                             ==================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                  $ 5,700,000           $ 5,100,000
   Accounts payable                                                                 1,139,332             1,667,490
   Accrued compensation and other expenses                                            714,275             1,046,552
   Income taxes payable                                                                10,000                10,000
   Current portion of capital lease obligations                                         5,480                32,448
                                                                            -------------------    ------------------
     Total Current Liabilities                                                      7,569,087             7,856,490

Long-Term Capital Lease Obligations                                                       264                10,147
Accrued SERP Liability                                                                225,531               173,611
                      -
                                                                            -------------------    ------------------
     Total Liabilities                                                              7,794,882             8,040,248
                                                                            -------------------    ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common  stock - $.04 par  value per  share.  One vote per share on most matters.  10,000,000  shares  authorized;  4,387,163  shares  issued;
     4,059,266 shares outstanding                                                     175,486               175,486
   Class B Common  stock - $.04 par value per  share.  Ten votes per share on most matters.  800,000  shares  authorized;  297,596 shares issued
     and outstanding                                                                   11,904                11,904
   Additional paid-in capital                                                       4,000,424             4,000,424
   Retained earnings                                                                5,619,113             6,181,790
                                                                            -------------------    ------------------
                                                                                    9,806,927            10,369,604
   Less cost of 327,897 shares of common stock in treasury                          1,189,613             1,189,613
                                                                            -------------------    ------------------
     Total Stockholders' Equity                                                     8,617,314             9,179,991
                                                                            -------------------    ------------------
     Total Liabilities and Stockholders' Equity                                   $16,412,196           $17,220,239
                                                                            ===================    ==================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                            ------------------------------------------
                                                                                   2002                   2001
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net loss                                                                    $   (562,677)         $     (841,832)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                1,129,895               1,508,332
     Gain on sale of equipment                                                      (48,857)                (71,137)
     Accrued SERP liability                                                          51,920                  35,916
   Changes in assets and liabilities:
     Receivables                                                                    275,706              (2,230,347)
     Inventories                                                                     46,393                 278,289
     Prepaid and refundable income taxes                                           (683,000)                      -
     Other current assets                                                            54,658                 (27,336)
     Payables and accruals                                                         (860,435)                182,267
                                                                            -------------------    -------------------
Net cash used in operating activities                                              (596,397)             (1,165,848)
                                                                            -------------------    -------------------
Cash Flows from Investing Activities:
   Capital expenditures                                                            (122,837)               (265,706)
   Increase in cash surrender value of SERP life insurance                          (59,861)                (20,391)
   Sale of equipment                                                                 65,307                  86,762
                                                                            -------------------    -------------------
Net cash used in investing activities                                              (117,391)               (199,335)
                                                                            -------------------    -------------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        2,400,000               2,700,000
   Repayment of line of credit advances to CERBCO, Inc.                          (1,800,000)             (1,800,000)
   Principal payments under capital lease obligations                               (36,851)                (22,009)
                                                                            -------------------    -------------------
Net cash provided by financing activities                                           563,149                 877,991
                                                                            -------------------    -------------------

Net decrease in cash and cash equivalents                                          (150,639)               (487,192)
Cash and cash equivalents at beginning of period                                    406,676                 571,874
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                    $     256,037          $       84,682
                                                                            ===================    ===================
Supplemental disclosure of cash flow information:
   Interest paid                                                              $     233,788          $      288,676
   Income taxes paid (refunded)                                               $           -          $      (12,675)


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited) has been derived from the Company's June 30, 2001 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of full year operating results.

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

4.   Computation of Net Earnings Per Share

     Basic  earnings  (loss) per share were  computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic earnings (loss) per share for the three months and nine months ended March 31, 2002 and 2001.

     Diluted  earnings  (loss) per share were  computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period including common stock equivalents from dilutive stock options, if any. Weighted average shares of 4,356,862 were used in computing diluted earnings
(loss) per share for the three months and nine months ended March 31, 2002 and 2001.

5.   Contingencies - Pending Litigation

     Dispute with ITI - United States District Court for the Middle District of Tennessee

     As previously reported, on December 3, 1999, Insituform Technologies, Inc. and its Netherlands affiliate (collectively, "ITI") filed suit in the United States District Court for the Middle District of Tennessee against the Company and its subsidiary Midsouth Partners. In its Amended Complaint, which was filed on June 13, 2000, ITI alleged that Midsouth Partners has violated a Settlement Agreement entered into in July 1999 (the "Settlement Agreement") with respect to certain litigation initiated earlier in 1999 by allegedly using or failing to timely remove from certain materials and equipment the Insituform(R) trademark. ITI claimed that these alleged breaches of the Settlement Agreement also constitute violations of the Lanham Act and the Tennessee Model Trademark Act. In August 2001, ITI filed a Supplemental Amended Complaint alleging that
Midsouth Partners is insolvent and that this is a further breach of the Settlement Agreement.

     ITI sought declarations (i) that Midsouth Partners has committed one or more noncurable breaches of the Settlement Agreement; (ii) that Midsouth Partners has violated the Lanham Act and the Tennessee Model Trademark Act;
(iii) that Midsouth Partners is no longer entitled to exploit the technology available to it under its former Insituform license, to use certain tube labeled with the name "Insituform," and to continue buying tube from ITI as provided in the Settlement Agreement; (iv) that the Settlement Agreement is or can be terminated; (v) that the right of the Company and its subsidiaries to perform certain subcontract work for Midsouth Partners pursuant to the Settlement Agreement is or can be terminated and that the other provisions of the Settlement Agreement remain in full force and effect; and (vi) that the various license agreements between the Company and ITI bar the Company from exploiting the Insituform process, using the Insituform trademark, or practicing any cured-in-place pipe ("CIPP") techniques outside of the Company's territories without payment of the appropriate cross-over royalty and regular royalty totaling 20% (except as otherwise provided by the Settlement Agreement) and that these restrictions extend to Midsouth Partners as well, because Midsouth Partners and the Company are allegedly alter egos of one another. In addition to declaratory and injunctive relief, ITI also sought to recover more than a million dollars in royalties and crossover royalties under its alter ego and "holdover licensee" theories.

     ITI also sought declarations (i) that the Company's Sub-Licenses require the payment of cross-over royalties should East install the Insituform Process outside of its exclusive territories and (ii) that ITI is no longer obligated to make payments to the Company under its August 4, 1980 agreement with the Company's predecessor-in-interest (the "SAW Agreement"), under which ITI agreed to pay the Company's predecessor-in-interest for recruiting potential licensees of the Insituform Process. ITI alleged that its acquisition or merger of several such licensees has extinguished its obligations under the SAW Agreement to pay the Company, which was assigned the right to receive payments for such licensees in April 1981.

     On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform Sub-Licensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform Sub-Licenses currently held by Midsouth Partners' parent company, Insituform East, Inc. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform Sub-License left it free to offer competing CIPP products substantially without geographic or product restriction.

     The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform Sub-License. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East, Inc. have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act.

     The Court issued a declaratory judgment confirming Insituform East, Inc.'s obligation to pay crossover royalties for CIPP work that Insituform East, Inc. performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East, Inc. under the SAW Agreement.

     The parties have until May 24, 2002 to notice an appeal from any of the Court's rulings.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported consolidated net earnings of $479,113 ($0.11 per share) on sales of $4.9 million for the third quarter of fiscal 2002 ended March 31, 2002, yielding a nine-month consolidated net loss of -$562,677 (-$0.13 per share) on sales of $14.9 million. In the previous year, the Company recognized a net loss of -$649,582 (-$0.15 per share) on sales of $6.3 million for the third quarter of fiscal 2001 and a nine-month net loss of -$841,832 (-$0.19 per share) on sales of $18.4 million. The Company attributed its positive third quarter fiscal 2002 results principally to the favorable impact of a $683,000 credit provision for income taxes resulting from tax legislation enacted during the quarter permitting the Company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal 2001 tax losses. The Company also benefited operationally from a consistent volume of immediately workable backlog in its licensed Insituform process territories and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     As forward-looking information, the Company anticipates a significant reduction in immediately workable backlog during the closing month of the fourth quarter of fiscal 2002 with this condition extending for some months into fiscal 2003. The Company was not the low bidder on renewal work with its largest Insituform(R) product customer, a county government in the Washington, DC metropolitan area, and the county is anticipated to take several months into the Company's fiscal year 2003 to determine if contracts awarded to lower bidders are able to be performed pursuant to stringent solicitation performance criteria specifying a production measurement standard on a monthly basis. Additionally, the Company believes that prevailing price levels in the southeast region of the United States reflect a current oversupply of capacity. To adjust for these current and forward anticipated adverse business conditions, the Company has both undertaken an indefinite suspension of its Midsouth Partners subsidiary operations and initiated an aggressive cost reduction program in its licensed Insituform process territories.

     As previously reported, Insituform Technologies, Inc. ("ITI"), the Company's Insituform process licensor and former partner in the Midsouth
Partners' partnership, initiated a second calendar 1999 lawsuit against the Company on December 3, 1999, following the July 20, 1999 settlement (the Midsouth Settlement Agreement) of earlier litigation filed March 11, 1999. On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform Sub-Licensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform Sub-Licenses currently held by Midsouth Partners' parent company, Insituform East, Inc. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform Sub-License left it free to offer competing CIPP products substantially without geographic or product restriction. The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform Sub-License. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East, Inc. have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act. The Court issued a declaratory judgment confirming Insituform East, Inc.'s obligation to pay crossover royalties for CIPP work that Insituform East, Inc. performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East, Inc. under the SAW Agreement with respect to former Insituform process licensees.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $14.8 million at March 31, 2002 as compared to $21.6 million at March 31, 2001. The twelve-month backlog at March 31, 2002 was approximately $8.9 million as compared to $14.0 million at March 31, 2001. The total backlog value of all uncompleted and multi-year contracts at March 31, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards, including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

     The Company reported consolidated net earnings of $479,113 ($0.11 per share) on sales of $4.9 million for the third quarter of fiscal 2002 ended March 31, 2002. The Company recognized a net loss of -$649,582 (-$0.15 per share) on sales of $6.3 million for the third quarter of fiscal 2001 ended March 31, 2001. The Company attributed its positive third quarter fiscal 2002 results principally to the favorable impact of a $683,000 credit provision for income taxes resulting from tax legislation enacted during the quarter permitting the Company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal 2001 tax losses. The Company also benefited operationally from a consistent volume of immediately workable backlog in its licensed Insituform process territories and a focused reduction in activity and associated costs in the southeast region of the United States, a region generally served by its Midsouth Partners subsidiary.

     Sales decreased $1.4 million (22%) from $6.3 million for the three months ended March 31, 2001 to $4.9 million for the three months ended March 31, 2002, due primarily to reduced comparable period sales in the southeast region of the United States.

     Cost of sales decreased 28% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. As a result, gross profit as a percentage of sales increased from a gross profit of 7% for the third quarter of fiscal 2001 to a gross profit of 13% for the third quarter of fiscal 2002. This increase is due primarily to an improved mix of work to include a reduced volume of lower margin work performed in the southeast region of the United States.

     Selling, general and administrative expenses decreased $164,349 for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, due in part to reduced marketing and administrative personnel costs during the third quarter of fiscal 2002.

     Interest expense decreased $41,362 from $104,685 for the three months ended March 31, 2001 to $63,323 for the three months ended March 31, 2002, primarily as a result of reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the three months ended March 31, 2002.

     Other income increased $27,221 from $39,258 for the three months ended March 31, 2001 to $66,479 for the three months ended March 31, 2002, due in part to gains recognized from the sale of excess equipment during the three months ended March 31, 2002.

     A credit provision for income taxes of $683,000 was recorded for the third quarter of fiscal 2002 as a result of tax legislation enacted during the quarter permitting the Company to carry back tax losses incurred during fiscal 2001 against taxable income recognized during fiscal 1996. No credit for income taxes was recorded for the third quarter of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of pretax earnings was applied to increase the valuation allowance recorded against the deferred tax asset.

Nine Months Ended March 31, 2002 Compared With Nine Months Ended March 31, 2001

     The Company recognized a consolidated net loss of -$562,677 (-$0.13 per share) on sales of $14.9 million for the first nine months of fiscal 2002 ended March 31, 2002. The Company recognized a net loss of -$841,832 (-$0.19 per share) on sales of $18.4 million for the first nine months of fiscal 2001 ended March 31, 2001. The Company attributed its improved fiscal 2002 results principally to the favorable impact of the $683,000 credit provision for income taxes recognized in the third quarter of fiscal 2002.

     Sales decreased $3.5 million (19%) from $18.4 million for the nine months ended March 31, 2001 to $14.9 million for the nine months ended March 31, 2002, due primarily to reduced comparable period sales in the southeast region of the United States; and, to a lesser extent, a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 16% in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. As a result, gross profit as a percentage of sales decreased from a gross profit of 12% for the first nine months of fiscal 2001 to a gross profit of 9% for the first nine months of fiscal 2002. This decrease is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during the first nine months of fiscal 2002.

     Selling, general and administrative expenses decreased $409,454 for the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001, due in part to reduced marketing and legal expenses during the first nine months of fiscal 2002.

     Interest expense decreased $100,207 from $325,030 for the nine months ended March 31, 2001 to $224,823 for the nine months ended March 31, 2002, primarily as a result of reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the nine months ended March 31, 2002.

     Other income decreased $51,002 from $137,021 for the nine months ended March 31, 2001 to $86,019 for the nine months ended March 31, 2002, due in part to gains recognized from the sale of excess equipment during the nine months ended March 31, 2001.

     The Company recorded a $683,000 credit provision for income taxes for the first nine months of fiscal 2002 as a result of tax legislation enacted during the third quarter of fiscal 2002 permitting the Company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. No credit for income taxes was recorded for the first nine months of fiscal 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was applied to increase the valuation allowance recorded against the deferred tax asset.

Financial Condition

     During the nine months ended March 31, 2002, $596,397 in cash was used in the Company's operating activities, primarily as a result of the Company's Net Loss of $562,677, as the impact of an $860,435 decrease in Payables and Accruals and a $683,000 increase in Prepaid and Refundable Income Taxes was offset by a $275.706 decrease in Accounts Receivable and $1,129,895 in Depreciation and Amortization expense included in net loss that did not require the outlay of cash. The Company's working capital position is believed adequate with working capital of $1,087,405 and a current ratio of 1.14 to 1.00 at March 31, 2002.

     The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. Loans against this facility are due on demand with interest payable monthly at the commercial bank prime lending rate, and are collateralized by substantially all tangible and intangible assets owned by the Company. At March 31, 2002, the Company had an outstanding balance of $5,700,000 against this intercompany line.

     During the nine months ended March 31, 2002, the Company received $2,400,000 in proceeds from line of credit advances from CERBCO, Inc. The Company expended $122,837 for installation equipment and other capital additions and repaid $1,800,000 in intercompany line of credit advances to CERBCO, Inc. during the nine months ended March 31, 2002.

     The Company anticipates that future operating activities will require additional working capital. During the fourth quarter of fiscal 2002, the Company has applied cash received from Accounts Receivable collection efforts to reduce the Company's Intercompany Loan balance, thus increasing the commitment available from this facility. Management believes that cash flow from future operations, existing working capital and commitments available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

Item 5.  Other Information

     As previously disclosed, the Company had determined to delay its annual meeting of stockholders, typically held in the second quarter. On April 16, 2002, the Company sent notice to its stockholders that its Annual Meeting will be held Tuesday, May 14, 2002 in Wilmington, Delaware.

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

                          INSITUFORM EAST, INCORPORATED
                                  (Registrant)

Date: May 15, 2002                         /s/ Robert W. Erikson
                                           ------------------------------------
                                           Robert W. Erikson
                                           President


Date: May 15, 2002                          /s/ Raymond T. Verrey
                                            -----------------------------------
                                            Raymond T. Verrey
                                            Chief Financial Officer