Form 10KSB
period 2002-06-30
INSITUFORM EAST INC
filed 2002-09-27
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                        June 30, 2002
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       To
                                 ------------------       ------------------

Commission file number:                                              0-10800

                         INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                              52-0905854
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             3421 Pennsy Drive                                    20785-1608
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
                                     Yes      X        No
                                          ---------        ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.

                                     Yes      X        No
                                          ---------        ---------

The  registrant's   revenue  for  the  fiscal  year  ended  June  30,  2002  was
$18,152,666.

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 3, 2002, was $2,604,217.

As of September 3, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:


                       Common Stock                      4,059,266
                       Class B Common Stock                297,596
                                                      -------------
                       Total                             4,356,862

Documents incorporated by reference:  None

Total number of pages of this report: 46
Index to Exhibits located at page:    41

                                                  TABLE OF CONTENTS

PART I                                                                     Page

Item 1.     Description of Business........................................   3

Item 2.     Description of Properties......................................   8

Item 3.     Legal Proceedings..............................................   8

Item 4.     Submission of Matters to a Vote of Security Holders............   9

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......   9

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  11

Item 7.     Financial Statements. .........................................  14

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............  31

Item 10.    Executive Compensation.........................................  33

Item 11.    Security Ownership of Certain Beneficial Owners and Management.  39

Item 12.    Certain Relationships and Related Transactions.................  40

Item 13.    Exhibits and Reports on Form 8-K...............................  41

Item 14.    Controls and Procedures........................................  42


            --------------------------------------------------------

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                               AND BALANCE SHEETS

                                 Pages 17 and 18

            --------------------------------------------------------

                                     PART I
Item 1.  Description of Business

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

     In December 1985, Midsouth Partners was organized as a Tennessee General Partnership and became the exclusive licensee for the Insituform process in Tennessee, the rest of Kentucky and northern Mississippi. The Company was allocated a 42.5% interest in partnership profits and losses.

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

     In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement"). Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value, giving the Company a 100% interest in Partnership profits and losses, and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform sublicense agreement held by Midsouth Partners and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the CIPP processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

     In December 1999, ITI again initiated litigation against the Company over the rights of Midsouth Partners acquired pursuant to the Midsouth Settlement
Agreement and certain rights belonging to the Company under its Insituform sublicense agreements. A trial was held in April 2002 and these rights were confirmed. However, due to continued adverse business conditions in the southeast region of the United States served by Midsouth Partners, the Company has undertaken an indefinite suspension of further Midsouth Partners subsidiary operations as of April 2002. (b) Financial Information about Industry Segments

     In connection with the Company's acquisition of the remaining interests in Midsouth Partners, the Company has determined that, subsequent to July 20, 1999, the Company's operating activities consist of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using CIPP rehabilitation processes. Prior to July 20, 1999, the Company's operating activities consisted of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Since July 20, 1999, management and financial activities previously reported separately for Midsouth Partners have been consolidated for financial reporting purposes.

(c)      Narrative Description of Business

     Insituform East, Incorporated and its subsidiaries are engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." Since 1978, the Company has performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's presently dormant wholly-owned subsidiary, Midsouth Partners, is entitled to operate substantially without geographic restriction. The Company's CIPP rehabilitation processes utilize custom-manufactured unwoven polyester fiber felt tubing, with an elastomeric coating on the exterior surface. The flat, pliable tube is later impregnated with a liquid thermosetting resin and the resin-saturated material is inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material is turned inside out as it is forced through the pipeline. When the inverted and inflated tube is fully extended, the cold water within it is recirculated through a heat-exchange unit. The heated water cures the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections are then reopened by use of a remotely controlled cutting device.

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

     The sublicense agreements require the Company to pay ITI a base royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. As a result of the SAW Agreement (see below) and its provisions for a 0.5% royalty setoff, the Company's base royalty is effectively 7.5%. In the event the Company performs the Insituform process outside its exclusive territories, the sublicense agreements require it to pay an additional "crossover" royalty of from 8% to 12% of the gross contract price in addition to the regular base royalty due ITI.

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

     In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. The Company currently has the right to receive quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in East's licensed territory. In prior years, the Company received quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

     On December 29, 1997, Insituform East entered into a revised supply agreement with ITI whereby the Company committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, Insituform East notified ITI of its election to terminate the agreement as of December 31, 2002 in order to negotiate a new agreement.

     Under the terms of the Midsouth Settlement Agreement executed July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and additionally obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth.

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

     The Company has also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory is identical to the Company's licensed Insituform territory. The Company has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' similar NuPipe license agreement was relinquished effective July 20, 1999.

     Initially, ITI was, in the North American market, solely a licensor of technology and supplier of felt tube to a licensee network consisting of approximately a dozen independent contractor installers, including the Company. However, in 1992 ITI moved to become a direct installer of its CIPP technology brand and, since that time, has acquired all of its former North American licensees, with the exception of the Company. Since CERBCO, Inc. ("CERBCO"), the Company's parent, acquired a controlling interest in Insituform East in 1985, ITI has, on five occasions, made overtures or held preliminary discussions to purchase, merge or acquire control of CERBCO, Insituform East or both. The most recent of these, which commenced in March 2000 and was ended by ITI in October 2001, involved discussions regarding the possible purchase, by ITI, of both CERBCO and Insituform East.

PATENTS

     The Insituform process was developed in the United Kingdom in 1971. The Company's rights to utilize the patents are derived from its licensor, ITI. There are presently 64 United States patents that cover various aspects of the Insituform process. Two initial method patents relating to the Insituform process (one of which covered material aspects of the inversion process) expired in 1994. The last patent to expire will remain in effect until 2017.

     Although management of the Company believes the two initial method patents were historically important to the Insituform business of the Company, there can be no assurance that the validity of the remaining patents will not be successfully challenged or that they are sufficient to afford protection against other companies utilizing CIPP processes similar to the Insituform process. It is possible that the Company's Insituform business could be adversely affected upon expiration of unexpired patents, or by increased competition in the event that one or more of the patents were adjudicated to be invalid or are inadequate in scope to protect the Company's operations. Management of the Company believes, however, that while the Company historically had relied on the strength and validity of Insituform patents, the Company's other CIPP process alternatives and, more importantly, its significant CIPP installation experience together with the Company's high degree of market recognition should enable the Company to compete effectively in the pipeline rehabilitation market into the future as Insituform patents expire or become obsolete.

CUSTOMERS

     The Company performs services under contract with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, a majority of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. In each of these years, the Company has performed work for major customers that are significant to its business. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southwest Ohio accounted for 38%, 15% and 14%, respectively, of the Company's revenues. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal Government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's revenue. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenues.

SUPPLIERS

     The Company's materials and equipment are generally available from several suppliers. Although the Company believes that ITI is presently the sole source of proprietary Insitutube(R) material, there are other suppliers of felt tube materials and other materials used in CIPP rehabilitation. Under agreed disclosures, the Company has the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. The Company presently relies upon ITI and others for its supply of felt tube materials for its Insituform process product line. During the last three years, the Company has not experienced any difficulty in obtaining adequate supplies of felt tube materials.

     In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners is no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. Midsouth Partners has purchased felt tube materials from suppliers other than ITI.

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

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $12.2 million at June 30, 2002 as compared to $15.3 million at June 30, 2001. The twelve-month backlog at June 30, 2002 was approximately $5.8 million as compared to $12.0 million at June 30, 2001. The total backlog value of all uncompleted and multi-year contracts at June 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

COMPETITION

     The general pipeline reconstruction, rehabilitation and repair business is significantly competitive. The Company faces conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies, including CIPP process.

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

     Trenchless CIPP Technologies. Over the years, the Company has witnessed a continuing stream of entrants into the CIPP marketplace, few of which the Company believes are able to offer the quality or technical capability of the Company but, particularly in the diminution or absence of brand licensing fees, may enjoy certain cost advantages compared to the Company.

     Modified Sliplining Techniques. Several modified sliplining techniques have been introduced in the trenchless marketplace to include the use of "fold and formed" thermoplastic pipe. The NuPipe product offered by the Company is a folded thermoplastic product installed using modified sliplining techniques. The Company believes that the majority of customers will select CIPP processes over modified sliplining techniques due to the quality and longevity of the CIPP product, the proven performance record of the Company's CIPP process installations over the past twenty-four years, and the broader range of design alternatives available with a CIPP process. The Company can offer its NuPipe product to customers in situations where, for budget restraints or other reasons, such customers or their consulting engineers will accept a modified sliplining technique technologically inferior to cured-in-place technology.

     Other Trenchless Competition. The Company is aware of a number of other trenchless technologies both under development and from time to time introduced into the marketplace with mixed results. The Company believes that its many years of proven CIPP performance continue to present a significant rehabilitation capability advantage over other trenchless technologies.

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


SALES AND MARKETING

     The Company's sales and marketing effort is directed by its Vice President of Sales and Marketing. The number of sales representatives assigned to serve the Company's municipal, Federal Government and industrial market customers fluctuates as necessary in response to market demand. Sales and marketing personnel are typically full-time employees compensated through a combination of salary and bonus. The Company also participates in seminars and trade shows, and provides promotional materials to current and prospective users of CIPP processes.

RESEARCH AND DEVELOPMENT

     The Company is confident of its present capability to provide pipeline rehabilitation services to its customers primarily using CIPP processes. Insituform East relies on its Insituform process licensor, ITI, for major research and development of the Company's Insituform process product line. On a continuing basis, however, the Company expends engineering efforts to improve its CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

     The Company does not anticipate any material impediments in the use of CIPP processes arising from existing or future regulations or requirements, including those regulating the discharge of materials into the environment.


EMPLOYEES

         At June 30, 2002, the Company employed 91 full-time personnel.


Item 2.  Description of Properties

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

     Until August 15, 2002, the Company leased a 15,000 square foot facility in Knoxville, Tennessee to serve Midsouth Partners customers in the southeastern United States.


Item 3.  Legal Proceedings

Dispute with ITI - United States District Court for the Middle District of Tennessee

     As previously reported, ITI, the Company's Insituform process licensor and former partner in the Midsouth Partners' partnership, initiated a second calendar 1999 lawsuit against the Company in the United States District Court for the Middle District of Tennessee on December 3, 1999, following the July 20, 1999 settlement (the "Midsouth Settlement Agreement") of earlier litigation filed March 11, 1999. On April 24, 2002, the Court, having conducted a four-day trial, issued a ruling confirming the ability of Midsouth Partners to offer its MSP-Liner(TM) brand of cured-in-place pipe rehabilitation process and products without geographic restriction or royalty obligations to ITI. The Court rejected ITI's claim that Midsouth Partners' operations are limited to the territory in which it formerly enjoyed exclusive CIPP rights as an Insituform sublicensee. The Court likewise rejected ITI's claim that Midsouth Partners is restricted by the Insituform sub-licenses currently held by Midsouth Partners' parent company, Insituform East. The Court thus vindicated Midsouth Partners' position that the termination of its Insituform sublicense left it free to offer competing CIPP products substantially without geographic or product restriction. The Court also rejected ITI's claim that Midsouth Partners has breached the Settlement Agreement whereunder ITI granted to Midsouth Partners a royalty-free, non-exclusive right, without limit in time to continue to utilize within its former exclusive territory the cured-in-place processes, techniques, and inventions that it formerly practiced pursuant to its Insituform sub-license. The Court similarly rejected ITI's claims that Midsouth Partners and Insituform East have violated the Patent Act, the Lanham Act, and the Tennessee Model Trademark Act. The Court issued a declaratory judgment confirming Insituform East, 's obligation to pay crossover royalties for CIPP work that Insituform East performs outside of its exclusive territories, as well as ITI's relief from any continuing obligation to Insituform East under the SAW Agreement with respect to former Insituform process licensees. On May 8, 2002, the Company and ITI entered into an agreement to bring closure to this litigation, agreeing not to file any further motions or appeals of the Court's rulings.

Other

     The Company is a party to other claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with pending claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     Pursuant to a proxy solicitation dated April 16, 2002, the Company held its Annual Meeting of Stockholders on May 14, 2002. The stockholders voted on a proposal regarding the uncontested election of the directors of the Company. The results of the voting on the proposal are as follows:

                                          Class of Common Stock
          Name of Director                 For Which Nominated                    For             Against
          ----------------                ---------------------                   ---             -------
         Webb C. Hayes, IV                Common Stock                          3,753,333          82,861
         George Wm. Erikson               Class B Common Stock                    296,141               0
         Robert W. Erikson                Class B Common Stock                    296,141               0
         Paul C. Kincheloe, Jr.           Class B Common Stock                    296,141               0


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

         (i)      Common Stock

     The Company's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") Nasdaq SmallCap Market. Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together. Prior to May 12, 1999, the Company's Common Stock was traded on the Nasdaq National Market System. The shift to the Nasdaq SmallCap Market was implemented because the Company's market size did not permit continued maintenance under the rules of the larger National Market System. Quotations for such shares are reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the trading symbol INEI.

     The following table shows the range of bid quotations for each quarter in the two year period ended June 30, 2002 as reported by NASDAQ:

                                                  Bid Prices* For Common Stock
                                   -----------------------------------------------------------
                                   Quarter Ended                           High          Low
                                     2000
                                         September 30                      $1.50        $1.12
                                         December 31                       $1.98        $1.00
                                     2001
                                         March 31                          $2.19        $1.22
                                         June 30                           $2.00        $1.20
                                         September 30                      $1.92        $1.20
                                         December 31                       $1.34        $1.00
                                     2002
                                         March 31                          $1.07        $0.47
                                         June 30                           $1.00        $0.51
                                   -----------------------------------------------------------

* Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         (ii)     Class B Common Stock

     There is no public trading market for shares of the Company's Class B Common Stock. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

(b)      Holders

     As of September 3, 2002, there were 481 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

     Holders of shares of Class B Common Stock have ten votes per share on all matters, with the exception of the election of directors and any other matter requiring the vote of stockholders separately as a class. With respect to the election of directors, holders of Class B Common Stock, voting separately as a class, are entitled to elect the remaining directors after election of not less than 25% of the directors by the holders of shares of Common Stock, voting separately as a class.

(c)      Dividends

     The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during the fiscal years ended June 30, 2002 and 2001, primarily as a result of negative operating results experienced during the period.

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

(d)      Securities Authorized for Issuance Under Equity Compensation Plans

     The following table reflects, as of June 30, 2002, information concerning all equity compensation plans approved by the Company's stockholders. The Company has no equity compensation plans that have not been approved by the company's stockholders.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                                                                                       Number of
                                                                                                       Securities
                                                                                                       Remaining
                                                                                                     Available for
                                                        Number of                                   Future Issuance
                                                     Securities to be       Weighted Average          Under Equity
                                                       Issued Upon           Exercise Price           Compensation
                                                       Exercise of           of Outstanding        Plans [(excluding
                                                       Outstanding              Options,               securities
                                                    Options, Warrants         Warrants and            reflected in
                                                        and Rights               Rights               column (a)]

Plan Category                                              (a)                     (b)                    (c)
--------------------------------------------------- ------------------- --- ------------------ --- -------------------
--------------------------------------------------- ------------------- --- ------------------ --- -------------------
Equity  compensation  Plans  Approved  by Security
Holders                                                  440,000                  1.491                 555,000
Equity   Compensation   Plans  Not   Approved   by
Security Holders                                               0                  0.000                       0
                                                    -------------------                            -------------------
Total                                                    440,000                                        555,000
                                                    ===================                            ===================


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$1,407,491 (-$0.32 per share) on sales of $18.2 million for the fiscal year ended June 30, 2002. In the previous year, the Company reported a consolidated net loss of -$2,345,056 (-$0.54 per share) on sales of $23.2 million. The Company attributed its unfavorable fiscal year 2002 loss results almost entirely to operations and activities conducted in the southeast region of the United States, a marketplace generally served by its Midsouth Partners subsidiary. The Company attributed its overall net decrease in comparative loss for the current year principally to the favorable impact of a $683,000 credit provision for income taxes resulting from tax legislation enacted during the year permitting the Company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal year 2001 tax losses. The Company benefited operationally from a consistent volume of immediately workable backlog in its licensed Insituform process territories for the first nine months of the year and a focused reduction in Midsouth Partners' activity and associated costs after the first quarter in the southeast region of the United States. However, the Company did experience a reduction in immediately workable backlog in the fourth quarter of the year as the result of the loss of a major Insituform process customer.

     As forward-looking information, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the first few quarters of fiscal year 2003. The Company was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform(R) process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had an immediate effect on the Company's workable backlog pending the procurement of replacement contracts. Additionally, the Company believes that prevailing price levels in the southeast region of the United States reflect a current oversupply of capacity in that marketplace. To adjust for these current and forward anticipated adverse business conditions, during the fourth quarter of fiscal year 2002 the Company implemented an indefinite suspension of its Midsouth Partners subsidiary operations and concurrently initiated a pre-emptive aggressive cost reduction program in its licensed Insituform process territories.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $12.2 million at June 30, 2002 as compared to $15.3 million at June 30, 2001. The twelve-month backlog at June 30, 2002 was approximately $5.8 million as compared to $12.0 million at June 30, 2001. The total backlog value of all uncompleted and multi-year contracts at June 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations:
Key Statistics:                                                        2002             2001             2000
                                                                       ----             ----             ----
     Sales (100%)                                                  $18,152,666       $23,206,207      $22,421,875
     Gross profit                                                       7%               8%               5%
     Selling, general and administrative expenses                      18%               17%              18%
     Net loss                                                          (8%)             (10%)            (12%)

     The  Company's  primary  source of revenue is from the  rehabilitation  and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company does rehabilitate pipelines using other rehabilitation processes, custom design and build special machinery and perform manhole rehabilitation and pipeline cleaning and television inspection services, approximately 90% of the Company's revenues for the years ended June
30, 2002, 2001 and 2000 came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

     Consolidated sales decreased approximately $5.0 million (-22%) from $23.2 million in fiscal year 2001 to $18.2 million in fiscal year 2002, primarily as a result of reduced comparable period sales in the southeast region of the United States during fiscal year 2002, and, to a lesser extent, a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory during the latter part of fiscal year 2002 as the result of the loss of a major customer.

     Consolidated sales increased approximately $800,000 (3%) from $22.4 million in fiscal year 2000 to $23.2 million in fiscal 2001, due in part to increases in comparable period immediately workable backlog during the second and third quarters of fiscal year 2001 that more than offset decreases in comparable period revenues in the first and fourth quarters.

     The Company varies its prices according to pipe sizes and other contract conditions. Additionally, the Company has generally incorporated anticipated cost increases resulting from inflation, ranging from 2% to 5% during the past three years, into its contract prices. As a result, inflation has not had a significant impact on the Company's revenues and operating results during this period.

     The Company's gross profit as a percentage of sales revenues was 7%, 8% and 5% for fiscal years2002, 2001and 2000, respectively. The decrease in the Company's gross profit margin in fiscal year 2002 as compared to fiscal year 2001 is due primarily to reduced margins experienced in the southeast region of the United States and the absorption of semi-fixed costs over reduced sales levels during fiscal year 2002. The increase in fiscal year 2001 gross profit margin as compared to fiscal year 2000 is due primarily to reduced semi-fixed operating costs in fiscal year 2001 as a result of an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000.

     Selling, general and administrative expenses decreased $734,853 in fiscal year 2002 as compared to fiscal year 2001, primarily as a result of cost reduction measures taken during fiscal 2002, to include the closing of facilities utilized by Midsouth Partners in the southeast region of the United States. Selling, general and administrative expenses decreased $114,211 in fiscal year 2001 as compared to fiscal year 2000, primarily as a result of the impact of an aggressive cost reduction program initiated during the fourth quarter of fiscal year 2000 more than offsetting the impact of additional legal expenses.

     Interest expense decreased $147,139 in fiscal year 2002 as compared to fiscal year 2001, primarily as a result of interest expense incurred on decreased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2002. Interest expense increased $82,886 in fiscal year 2001 as compared to fiscal year 2000, primarily as a result of interest expense incurred on increased borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2001.

     Other income decreased $91,256 in fiscal year 2002 as compared to fiscal year 2001, primarily as a result of the reduction in the income derived under the SAW Agreement. Other income decreased $86,056 in fiscal year 2001 as compared to in fiscal year 2000, primarily as a result of insurance recoveries recorded during fiscal year 2000.

     The credit for income taxes of $683,000 was recorded for fiscal year 2002 as a result of tax legislation enacted during the fiscal year permitting the Company to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996. No credit for income taxes was recorded for fiscal year 2001 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $915,000 valuation allowance recorded against the deferred tax asset during the year. The credit for income taxes of $219,000 for fiscal year 2000 is 7% of the pretax loss of -$2,980,306 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pretax loss was reduced by a $943,000 valuation allowance recorded against the deferred tax asset during the year.

Liquidity and Capital Resources
Key Statistics:                                                         2002          2001             2000
                                                                        ----          ----             ----
     Working capital                                                $  695,252      $   644,398      $1,253,130
     Current ratio                                                    1.1 to 1          1.1 to1        1.2 to 1
     Cash provided by (used in) operations                          $2,063,496      $(1,142,264)     $   96,366
     Capital expenditures                                           $  127,812      $   279,033      $1,156,897

     During the fiscal year ended June 30, 2002, $2,063,496 in cash was provided by the Company's operating activities, primarily as a result of a $2.8 million decrease in Accounts Receivable. The net loss for the year was offset to some extent by $1.5 million in depreciation and amortization not requiring the outlay of cash. The Company's working capital position remains adequate with working capital of $695,252 and a current ratio of 1.1 to 1 at June 30, 2002.

     Fiscal year 2002 and 2001 capital expenditures included minimum amounts to purchase replacements for aging vehicles and production equipment. Capital expenditures during fiscal year 2000 included significant amounts for purchases of vehicles and production equipment to expand, upgrade and improve the Company's production capabilities, as well as for purchases of vehicles and production equipment to replace aging units.

     The Company maintains a $6,000,000 intercompany revolving line of credit with its parent corporation, CERBCO, Inc. During the year ended June 30, 2002, the Company received $2.7 million in proceeds from line of credit advances from CERBCO, Inc. and expended $4.8 million to repay line of credit advances . At June 30, 2002, the Company had an outstanding balance of $3,000,000 against this intercompany line.

     The Company anticipates that any increase in future operating activities will require additional working capital. Management believes that cash flow from future operations, improved Accounts Receivable collections, existing working capital, and the remaining commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, the loss of a major customer or customers, the availability of immediately workable backlog, mix of work, weather, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7.    Financial Statements

         See financial statements provided following Item 8 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is incorporated by reference to Insituform East, Incorporated Current Report on Form 8-K dated June 21, 2002.


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated
Landover, Maryland


We have audited the accompanying consolidated balance sheet of Insituform East, Incorporated and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Aronson & Company
Aronson & Company
Rockville, Maryland
August 29, 2002


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Insituform East, Incorporated


We have audited the accompanying consolidated balance sheet of Insituform East, Incorporated and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Insituform East, Incorporated and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche
Deloitte & Touche
McLean, Virginia


September 21, 2001

                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended June 30,
                                                       -------------------------------------------------------------
                                                             2002                  2001                 2000
                                                       -------------------------------------------------------------

       Sales                                              $18,152,666          $23,206,207            $22,421,875
                                                       ------------------   -------------------   ------------------

       Costs and Expenses:
            Cost of sales                                  16,834,485           21,385,064             21,314,391
            Selling, general and administrative             3,214,704            3,949,557              4,063,768
                                                       ------------------   -------------------   ------------------
                Total Costs and Expenses                   20,049,189           25,334,621             25,378,159
                                                       ------------------   -------------------   ------------------

       Loss from Operations                                (1,896,523)          (2,128,414)            (2,956,284)

       Investment Income                                       10,014               43,223                 47,012
       Interest Expense                                      (280,120)            (427,259)              (344,373)
       Other Income                                            76,138              167,394                253,450
                                                       ------------------   -------------------   ------------------

       Loss Before Income Taxes and Non-owned
            Interests                                      (2,090,491)          (2,345,056)            (3,000,195)

       Non-owned Interests in Pretax Loss of Midsouth
            Partners                                                -                    -                 19,889
                                                       ------------------   -------------------   ------------------

       Loss Before Income Taxes                            (2,090,491)          (2,345,056)            (2,980,306)

       Credit for Income Taxes                                683,000                    -                219,000
                                                       ------------------   -------------------   ------------------

       Net Loss                                           $(1,407,491)         $(2,345,056)           $(2,761,306)
                                                       ==================   ===================   ==================

       Basic and Diluted Loss Per Share                   $     (0.32)         $     (0.54)           $     (0.63)
                                                       ==================   ===================   ==================

       See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2002               2001
                                                                              --------------------------------------
                                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                  $     383,942        $     406,676
     Accounts receivable:
         Due from customers                                                         3,943,860            6,689,864
         Other                                                                         26,554               42,087
     Inventories                                                                      837,217            1,102,521
     Prepaid and refundable income taxes                                               23,399               10,418
     Prepaid expenses                                                                 211,174              249,322
                                                                              -------------------  -----------------
         Total Current Assets                                                       5,426,146            8,500,888
Property, Plant and Equipment, at cost less accumulated depreciation                7,091,736            8,510,114
Deferred Income Taxes - net of valuation allowance of
     $1,841,500 and $1,858,000                                                              -                    -
Cash Surrender Value of SERP Life Insurance                                           211,043              200,570
Other Assets                                                                                -                8,667
                                                                              -------------------  -----------------
     Total Assets                                                                 $12,728,925          $17,220,239
                                                                              ===================  =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to CERBCO, Inc.                                                $ 3,000,000          $ 5,100,000
     Accounts payable                                                               1,052,440            1,667,490
     Accrued compensation and other expenses                                          665,102            1,046,552
     Income taxes payable                                                              10,000               10,000
     Capital lease obligations                                                          3,352               32,448
                                                                              -------------------  -----------------
         Total Current Liabilities                                                  4,730,894            7,856,490
Long Term Capital Lease Obligations                                                         -               10,147
Accrued SERP Liability                                                                225,531              173,611
                                                                              -------------------  -----------------
     Total Liabilities                                                              4,956,425            8,040,248
                                                                              -------------------  -----------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock - $.04 par value: 10,000,000 shares authorized; 4,387,163
       shares issued; 4,059,266 shares outstanding                                    175,486              175,486
     Class B Common stock - $.04 par value: 800,000 shares authorized;
       297,596 shares issued and outstanding                                           11,904               11,904
     Additional paid-in capital                                                     4,000,424            4,000,424
     Retained earnings                                                              4,774,299            6,181,790
                                                                              -------------------  -----------------
                                                                                    8,962,113           10,369,604

     Less cost of 327,897 shares of common stock in treasury                        1,189,613            1,189,613
                                                                              -------------------  -----------------
     Total Stockholders' Equity                                                     7,772,500            9,179,991
                                                                              -------------------  -----------------
     Total Liabilities and Stockholders' Equity                                   $12,728,925          $17,220,239
                                                                              ===================  =================
See notes to consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001, and 2000

                                                 $.04 Par Value                                                          Total
                                $.04 Par Value   Class B Common     Additional        Retained     Common Stock in   Stockholders'
                                 Common Stock        Stock       Paid-in Capital      Earnings         Treasury          Equity
                               -----------------------------------------------------------------------------------------------------


Balance - July 1, 1999              $175,486           $11,904      $4,000,424        $11,288,152     $(1,189,613)     $14,286,353
  Net loss for the year                    -                 -               -         (2,761,306)              -       (2,761,306)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2000              175,486            11,904       4,000,424          8,526,846      (1,189,613)      11,525,047
  Net loss for the year                    -                 -               -         (2,345,056)              -       (2,345,056)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2001              175,486            11,904       4,000,424          6,181,790      (1,189,613)       9,179,991
  Net loss for the year                    -                 -               -         (1,407,491)              -       (1,407,491)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2002             $175,486           $11,904      $4,000,424        $ 4,774,299     $(1,189,613)     $ 7,772,500
                               =====================================================================================================

See notes to consolidated financial statements.


                          INSITUFORM EAST, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended June 30,
                                                                            ---------------------------------------------------
                                                                                 2002             2001              2000
                                                                            ---------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                                   $(1,407,491)     $(2,345,056)      $(2,761,306)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                              1,508,821        1,969,668         2,303,959
     Deferred income taxes                                                              -                -          (219,000)
     Gain on sale of equipment                                                   (145,262)         (82,397)         (155,894)
     Non-owned interests in loss of consolidated subsidiary                             -                -           (19,889)
     Accrued SERP Liability                                                        51,920           74,858            43,130
   Changes in assets and liabilities:
     Receivables                                                                2,761,537       (1,270,514)       (1,126,998)
     Inventories                                                                  265,304          318,583          (147,702)
     Other current assets                                                          25,167          (61,835)          199,379
     Payables and accruals                                                       (996,500)         255,029          (273,309)
                                                                            ---------------- ----------------  ----------------
Net cash provided by (used in) operating activities                             2,063,496       (1,142,264)           96,366
                                                                            ---------------- ----------------  ----------------
Cash Flows from Investing Activities:
   Purchase of remaining interests in Midsouth Partners                                 -                -          (948,707)
   Capital expenditures                                                          (127,812)        (279,033)       (1,156,897)
   Increase in cash surrender value of SERP life insurance                        (10,473)         (34,515)          (92,270)
   Increase in other assets                                                             -                -           (20,000)
   Sale of equipment                                                              191,298          120,780           242,980
                                                                            ---------------- ----------------  ----------------
Net cash provided by (used in) investing activities                                53,013         (192,768)       (1,974,894)
                                                                            ---------------- ----------------  ----------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                      2,700,000        3,600,000         3,700,000
   Repayment of line of credit advances to CERBCO, Inc.                        (4,800,000)      (2,400,000)       (1,600,000)
   Repayment of partner loans by Midsouth Partners                                      -                -          (400,000)
   Principal payments under capital lease obligations                             (39,243)         (30,166)          (42,785)
                                                                            ---------------- ----------------  ----------------
Net cash provided by (used in) financing activities                            (2,139,243)       1,169,834         1,657,215
                                                                            ---------------- ----------------  ----------------
Net decrease in cash and cash equivalents                                         (22,734)        (165,198)         (221,313)
Cash and cash equivalents at beginning of year                                    406,676          571,874           793,187
                                                                            ---------------- ----------------  ----------------
Cash and cash equivalents at end of year                                       $  383,942     $    406,676      $    571,874
                                                                            ================ ================  ================
Supplemental disclosure of cash flow information:
     Interest paid                                                             $  297,516     $    427,215      $    312,969
     Income taxes refunded                                                     $ (683,000)    $    (12,477)     $    (65,913)
Supplemental schedule of noncash investing and financing activities:
  Capital equipment acquired under capital lease obligations                   $        -     $          -      $     10,717

See notes to consolidated financial statements

                          INSITUFORM EAST, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Midsouth, LLC, Try Tek Machine Works, Inc., Insituform of Delaware, Inc. and Insituform of Pennsylvania, Inc. (collectively, "East"). The consolidated financial statements also include the accounts of Midsouth Partners, the Company's wholly-owned subsidiary partnership (majority-controlled prior to July 20, 1999). All significant intercompany accounts and transactions have been eliminated. Revenue Recognition

     The Company recognizes revenue using the units of completion method as pipeline sections are rehabilitated. Installation of CIPP products is generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year.

Cash and Cash Equivalents

     Cash and cash equivalents consist of checking accounts and temporary investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. Cash equivalents are stated at cost plus accrued interest which approximates market. For purposes of the consolidated statements of cash flows, the Company considers only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits but does not believe that this results in any significant credit risk.

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

     Ordinary maintenance and repairs are expensed as incurred while major renewals and betterments are capitalized. Upon sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

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

Fair Value of Financial Instruments

     The fair market value of the Company's financial instruments included in the consolidated financial statements approximates their carrying value.

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

Recent Accounting Pronouncements

     During the Company's fiscal year ended June 30, 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets; No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 and requires a loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the impairment be measured as the difference between the carrying amount and the fair value of the asset. This statement also requires (a) that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to the owners in a spin-off be considered held and used until it is disposed, and (b) that long-lived assets to be disposed of by sale due to discontinued operations are no longer measured on a net realizable value basis, and future operations losses are no longer recognized before they occur. The Company has adopted this Standard for the fiscal year ended June 30, 2002, though it had no impact on the financial statements for the year.

     SFAS No. 145, among other clarifications, eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are economically similar to sale-leaseback transactions. Management will follow this Standard for all sale-leaseback transactions and extinguishments of debt transactions subsequent to the May 15, 2002 effective date. Early adoption of this Standard would have had no effect on the June 30, 2002 financial statements.

     In addition, SFAS No. 145 rescinds previous standards that required that material extinguishments of debt be reported as extraordinary items in the Statement of Income. Under SFAS No. 145, such extinguishments must be treated as operating gains and losses unless circumstances are such that they would otherwise qualify as extraordinary under Accounting Principles Board Opinion No.
30. Such circumstances are expected to rarely exist. Management does not believe the adoption of this Standard will have any significant impact on its financial statements.

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity commits to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and the Company expects to adopt this new Standard with its fiscal year beginning August 1, 2002. The Company does not have any plans associated with an exit or disposal activity and, therefore, does not believe the adoption of this standard will have an impact on its financial statements.

2.       Accounts Receivable

     Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts. The Company performs services under contract primarily with governmental authorities - federal, state and local entities. The Company's bad debt writeoffs have been insignificant historically. Based on the specific terms of the Company's pipeline rehabilitation contracts, the profile of its customer base, its collection and writeoff experience and its review of specific account balances, the Company has established an Allowance for Doubtful Accounts of $8,546 and $0 for June 30, 2002 and June 30, 2001, respectively. Other accounts receivable includes expense advances to officers and employees of $2,789 and $5,596 at June 30, 2002 and 2001, respectively.

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


     In March 1999, ITI gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation in the Chancery Court of Delaware to deny Midsouth Partners any rights to further utilize the Insituform process as previously practiced under such license. In April 1999, Midsouth Partners responded to the Delaware Chancery Court litigation and filed a demand for arbitration with the American Arbitration Association.

     The Company settled this dispute with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement") and actions before the Delaware Chancery Court and the American
Arbitration Association were dismissed. Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value and Midsouth Partners remained entitled to continue the business of the partnership under its present name. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, henceforth permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provides that Midsouth Partners may utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

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

     Due to continued adverse business conditions in the southeast region of the United States, served by Midsouth Partners, the Company has undertaken an indefinite suspension of further Midsouth Partners subsidiary operations as of April 2002.


     Unaudited pro forma results of operations, assuming acquisition of the remaining interests in Midsouth Partners had occurred as of July 1, 1999 are as follows:

                                                 Year Ended June 30, 2000
                                            -----------------------------------

         Sales                                         $22,421,875
         Net Loss                                      $(2,781,195)
         Net Loss Per Share
            Basic                                        $(0.64)
            Diluted                                      $(0.64)

4.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                                                         June 30,
                                                                     ------------------------------------------
                                                                            2002                      2001
                                                                            ----                      ----
         Land and improvements                                           $  2,018,587              $ 2,018,587
         Buildings and improvements                                         5,937,910                5,937,910
         Vehicles and production equipment                                 11,528,703               12,181,033
         Small tools, radios and machine shop equipment                     3,349,502                3,839,635
         Office furniture and equipment                                     1,245,266                1,323,132
         Leasehold improvements                                                97,906                   97,906
                                                                          ------------             ------------
                                                                           24,177,875               25,398,203
         Less accumulated depreciation                                    (17,086,139)             (16,888,089)
                                                                          ------------             ------------
         Property, plant and equipment, at cost less accumulated
              depreciation                                                $ 7,091,736              $  8,510,114
                                                                          ============             ============

     The Company incurred repair and maintenance costs of $784,865, $800,360, and $1,143,449 for the years ended June 30, 2002, 2001, and 2000, respectively.


5.       Notes Payable

     The Company maintains an intercompany line of credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this facility are due on demand with interest payable monthly at the commercial bank prime lending rate. This facility, which is available for an indefinite period, was increased from $3,000,000 to
$4,500,000 in August 1999 in connection with the Company's acquisition of remaining partnership interests in Midsouth Partners. This facility was increased from $4,500,00 to $6,000,000 in March 2000 in connection with additional anticipated cash requirements associated with continuing losses from operations. At that time, the previously unsecured facility was converted to a secured facility collateralized by substantially all tangible and intangible assets owned by the Company. During the fiscal year ended June 30, 2002, total advances under the facility were $2,700,000 and total repayments were $4,800,000.

6.       Leases

     From time to time, the Company leases production and computer equipment from unrelated parties. These leases are classified as capital leases. The net book value of equipment under capital lease at June 30, 2002 is $3,275. A schedule of minimum lease payments and the present value of minimum lease payments for these leases at June 30, 2002 is as follows:

         Minimum lease payments:

        Year Ending June 30, 2003                                   $3,683
        Less amount representing interest                              331
                                                                   -------
        Present value of minimum lease payments                    $ 3,352
                                                                   =======

     The Company leases operations facilities as it deems necessary given the volume of current and potential work in a particular geographic area of its territory. The Company leases equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was $228,228, $180,517 and $267,377 for the years ended June 30, 2002, 2001, and 2000, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of $54,410, $75,401 and $31,775 on noncancelable operating leases during the years ending June 30, 2002, 2003 and 2004, respectively.

7.       Income Taxes

     A reconciliation of income tax computed at the statutory federal rate to the credit for income taxes included in the consolidated statements of operations is as follows:

                                                                                Years Ended June 30,
                                                                   ------------------------------------------
                                                                      2002            2001           2000
                                                                      ----            ----           ----

       Statutory federal income tax rate:                             34%             34%            34%
                                                                      ===             ===            ===
       Income tax  benefit  computed at the  statutory  federal
          rate                                                      $(711,000)       $(797,300)  $(1,013,300)
       State income tax benefit, net of federal tax benefit          (105,000)        (126,600)     (170,600)
       Non-deductible expenses                                         61,000            8,900        21,900
       Other                                                           88,500                0             0
       Valuation allowance                                            (16,500)         915,000       943,000
                                                                   -----------      ----------  -------------
       Credit for income taxes                                      $(683,000)       $       0   $  (219,000)
                                                                   ============     ==========  =============
       Effective tax rate                                             (33%)              0%             7%
                                                                      =====              ==             ==


         The credit for income taxes consists of the following:

                                                                                Years Ended June 30,
                                                                   ------------------------------------------
                                                                       2002            2001           2000
                                                                       ----            ----           ----
        Current Taxes:
             Federal                                                $(683,000)      $        0    $         0
             State                                                          0                0              0
                                                                 -------------    -------------  -------------
                  Total current tax benefit                          (683,000)               0              0
        Deferred
             Federal                                                        0                0       (191,000)
             State                                                          0                0        (28,000)
                                                                 -------------    -------------  -------------
                   Total deferred tax benefit                               0                0       (219,000)
                                                                 -------------    -------------  -------------
                            Total credit for taxes                  $(683,000)      $        0    $  (219,000)
                                                                 =============    =============  =============

     During the fiscal year ended June 30, 2002, the Company recognized a $683,000 credit for income taxes resulting from tax legislation enacted during the third quarter permitting the Company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996. Previous tax law permitted only a two-year carry-back period for fiscal year 2001 tax losses.

     The calculation of the Company's Credit for Income Taxes for the years ended June 30, 2002 and 2001, using applicable enacted Federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The deferred tax asset of $1,841,500 and $1,858,000 at June 30, 2002 and 2001, respectively, has been reduced by valuation allowances of $1,841,500 and $1,858,000, respectively, because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past three fiscal years, it is more likely than not that the deferred tax asset will not be realized.

     At June 30, 2002, the Company has net operating loss carryforwards of approximately $6,250,000 available to reduce future federal tax liabilities. Approximately $1,821,000, $2,834,000 and $1,595,000 of available net operating loss carryforwards will expire in 2019, 2020 and 2021, respectively.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 2002 and 2001 are presented below:

                                                                            June 30,
                                                              ----------------------------------
        Deferred Tax Assets:                                        2002               2001
                                                                    ----               ----
                 Net operating loss carry forwards             $ 2,438,000        $ 2,633,000
                 Deferred compensation                                   0             20,000
                 Other                                             154,000             97,000
                 Valuation allowance                            (1,841,500)        (1,858,000)
                                                                -----------        -----------
                 Total Deferred Tax Assets                         750,500            892,000

        Deferred Tax Liability:
                 Accounts receivable                                (3,500)                 0
                 Deferred compensation                              (6,000)                 0
                 Depreciation                                     (741,000)          (892,000)
                                                              -------------      -------------
        Net Deferred Tax Asset                                 $         0        $         0
                                                              =============      =============

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

     Midsouth Partners entered into a sublicense agreement with ITI which granted Midsouth Partners the right to perform the Insituform process in Tennessee, most of Kentucky and northern Mississippi under terms similar to East's sublicense agreements discussed above. In connection with the Midsouth Settlement Agreement, Midsouth Partners' Insituform sublicense agreement and its requirement to pay royalties were relinquished effective July 20, 1999.

     East has also entered into a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. East has committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

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

     The East agreements obligate the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2002, the Company incurred $1,246,508 in royalty expense, to include $240,862 in minimum annual royalties not waived by ITI. During the year ended June 30, 2001, the Company incurred $1,258,372 in royalty expense, to include $242,956 in minimum annual royalties not waived by ITI. During the year ended June 30, 2000, the Company incurred $1,215,929 in royalty expense, to include $220,806 in minimum annual royalties not waived by ITI. East has not received a waiver of minimum annual royalties for the year ending June 30, 2003.

Supply Agreements

     On December 29, 1997, East entered into a supply agreement with ITI whereby East committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, East notified ITI of its election to terminate the agreement effective December 31, 2002, in order to negotiate a new agreement.

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


Other Contingent Liabilities

     From time to time, the Company performs services for the U.S. Government under contracts which are subject to audit and potential adjustment. Contract revenues are recorded in amounts which are expected to be realized at contract completion upon final settlement with U.S. Government representatives.

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

     At June 30, 2002, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.      Profit Sharing Plans

     Until June 30, 2002, East and Midsouth Partners maintain separate profit sharing retirement plans for all employees meeting certain minimum eligibility requirements who are not covered by collective bargaining agreements. Contributions are determined annually by the Company. The Company recognized no profit sharing expense for the years ended June 30, 2002 and 2001. During the year ended June 30, 2000, the Company recognized profit sharing expense of $14,834. The two plans were combined effective July 1, 2002.

11.      Supplemental Executive Retirement Plan

     On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for its then three executive officers, who were not otherwise participants in the parent company SERP. One of these officers retired in fiscal year 2002. The expense for this plan was $69,255, $138,178 and $48,695 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     On July 1, 1998, the Company established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies on the lives of the two remaining plan-covered officers. Assets of the trust are subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

12.      Net Loss Per Share

     Basic and diluted loss per share was computed by dividing net loss by the number of common shares outstanding during the period. Shares of 4,356,862 were used in computing basic and diluted loss per share for the years ended June 30, 2002, 2001, and 2000.

13.      Stock Options

     The Company maintains three stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

     On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company. On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to the then four executive officers of the Company who are not Directors at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan have been exercised.

     On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

     On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, 120,000 shares of Common Stock remain reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

         The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during the past three years:


                                    1999 Board of Directors             1994 Board of Directors
                                       Stock Option Plan                   Stock Option Plan
                               ---------------------------------   ---------------------------------
                                                      Weighted                           Weighted
                                                    Average Price                      Average Price
                                       Shares         Per Share           Shares         Per Share
         Outstanding
              July 1, 1998                  0            $   0           420,000            $ 2.98
              Granted                       0                0           105,000              1.14
              Exercised                     0                0                 0                 0
              Expired                       0                0                 0                 0
                                     ---------                          ---------
         Outstanding
              June 30, 1999                 0                0           525,000              2.62
              Granted                 105,000             1.33                 0                 0
              Exercised                     0                0                 0                 0
              Expired                ( 15,000)            1.33          (165,000)             2.62
                                     ---------                          ---------
         Outstanding
              June 30, 2000            90,000             1.33           360,000              2.61
              Granted                 105,000             1.56                 0                 0
              Exercised                     0                0                 0                 0
              Expired                 (15,000)            1.33          (135,000)             3.51
                                     ---------                          ---------
         Outstanding
              June 30, 2001           180,000             1.46           225,000              2.08
              Granted                  60,000             0.80                 0                 0
              Exercised                     0               0                  0                 0
              Expired                 (60,000)            1.50          (105,000)             2.39
                                     ---------                          ---------
         Outstanding
              June 30, 2002           180,000            $1.23           120,000            $ 1.80
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

     Summary information for stock options granted during the years ended June 30, 2002, 2001 and 2000 is as follows:

                                                                                 Years Ended June 30,
                                                                 ----------------------------------------------------
                                                                       2002              2001             2000
                                                                       ----              ----             ----
        Date of grant                                                5/14/02           12/18/00         12/10/99
        Option shares granted                                         60,000            245,000          105,000
        Per share exercise price                                       $0.80              $1.56            $1.33
        Fair value per option share                                    $0.54              $0.96            $0.77

     The fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was estimated on the dates of the grants using the binomial option-pricing model using the following assumptions:

                                                                                  Years Ended June 30,
                                                                   -----------------------------------------------
                                                                       2002              2001             2000
                                                                       ----              ----             ----
        Risk-free interest rate                                       3.26%             5.32%             5.30%
        Expected option life                                         5 years           5 years           5 years
        Expected stock price volatility                                83%               69%               63%
        Expected dividend yield                                         0%                0%                0%



     If compensation costs for the Company's stock option grants had been determined using the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended June 30, 2002, 2001 and 2000 would be as follows:

                                                                                 Years Ended June 30,
                                                                 ---------------------------------------------------
                                                                 ---------------- ----------------- ----------------
                                                                      2002              2001             2000
                                                                      ----              ----             ----
        Net loss:
          As reported                                               $(1,407,491)      $(2,345,056)     $(2,761,306)
          Pro forma                                                 $(1,439,833)      $(2,482,722)     $(2,842,077)
        Basic net loss per share:
          As reported                                                  $   (0.32)       $   (0.54)       $   (0.63)
          Pro forma                                                    $   (0.33)       $   (0.57)       $   (0.65)
        Diluted net loss per share:
          As reported                                                  $   (0.32)       $   (0.54)       $   (0.63)
          Pro forma                                                    $   (0.33)       $   (0.57)       $   (0.65)

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

     The Company's sales to foreign countries, consisting of equipment and parts manufactured by East's Try Tek Machine Works subsidiary, were $308,684, $96,947 and $49,529 for the years ended June 30, 2002, 2001 and 2000, respectively.

15.      Significant Customers

     The Company performs services under contract with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, a majority of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. The Company was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had an immediate effect on the Company's workable backlog pending the procurement of replacement contracts. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southeast Ohio account for 38%, 15% and 14%, respectively, of the Company's revenues. During the year ended June 30, 2001, a county government in the Washington, D.C. metropolitan area, a municipal government in Tennessee and Federal Government contracts (collectively) accounted for 24%, 14% and 11%, respectively, of the Company's revenue. During the year ended June 30, 2000, a county government in the Washington, D.C. metropolitan area, Federal Government contracts (collectively), a municipal government in Tennessee and a regional sanitary authority in southwest Ohio accounted for 17%, 14%, 10% and 10%, respectively, of the Company's revenue.

16.      Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for the years ended June 30, 2002 and 2001 is presented in the following table:

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                             September 30,        December 31,         March 31,           June 30,
                                                 2001                2001               2002                2002
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 2002

Sales                                            $ 4,864,856        $5,185,027        $4,883,746         $3,219,037
Gross Profit (Loss)                              $  (135,619)       $  864,633        $  650,626         $  (61,459)
Net Earnings (Loss)                              $(1,134,998)       $   93,208        $  479,113         $ (844,814)
Net Earnings (Loss) Per Share                    $     (0.26)       $     0.02        $     0.11         $    (0.19)

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                             September 30,        December 31,         March 31,           June 30,
                                                 2000                2000               2001                2001
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 2001

Sales                                            $6,332,089         $5,805,494        $6,289,934        $ 4,778,690
Gross Profit (Loss)                              $1,169,107         $  614,577        $  429,838        $  (392,379)
Net Earnings (Loss)                              $  206,134         $ (398,384)       $ (649,582)       $(1,503,224)
Net Earnings (Loss) Per Share                    $     0.05         $    (0.09)       $    (0.15)       $     (0.35)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

     The individuals listed in the table who are executive officers but not directors of the Company are John F. Mulhall, Gregory Laszczynski and Robert F. Hartman. Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.


                                                                                   First Became     Class of Common Stock For
Name, Age, Principal Occupation, Business Experience and Directorships              A Director            Which Elected
-----------------------------------------------------------------------           ---------------  ---------------------------

George Wm. Erikson, Age 60 1/                                                          1984          Class B Common Stock
Chairman,  member of the Chief Executive  Officer  Committee and General Counsel
     since 1986,  Chairman of the Board of Directors from 1985 to 1986;  CERBCO,
     Inc. -- Chairman,  General  Counsel and Director  since 1988;  CERBERONICS,
     Inc. -- Vice Chairman  since 1988,  Chairman  from 1979 to 1988,  Secretary from 1976 to 1988,  General  Counsel  since 1976 and  Director  since 1975;
     Capitol Office  Solutions,  Inc. -- Chairman,  General Counsel and Director
     from 1987 to June 30, 1997.

Robert W. Erikson, Age 57 1/                                                           1985          Class B Common Stock
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

Webb C. Hayes, IV, Age 54  2/  3/                                                      1994          Common Stock
Managing  Director of Private  Client  Services at  Friedman,  Billings,  Ramsey
     Group,  Inc.;  Director and Vice  Chairman of United Bank from June 1997 to
     May 1999; Director and Executive Vice President of George Mason Bankshares,
     Inc. and Chairman,  President and CEO of The George Mason Bank,  N.A., from
     1996 to 1997;  Chairman of the Board of Palmer National Bancorp.,  Inc. and
     The Palmer  National Bank from 1985 to 1996,  President and Chief Executive
     Officer from 1983 to 1996; Director of CERBCO, Inc. since 1991; Director of
     Capitol Office Solutions,  Inc. from 1992 to June 30, 1997; Director of the
     Federal Reserve Bank of Richmond from 1992 to 1995.

Paul C. Kincheloe, Jr., Age 61 2/  3/                                                  1994          Class B Common Stock
Practicing attorney and real estate investor since 1967; Partner in the law firm of Kincheloe and Schneiderman  since 1983;  Director of CERBCO,  Inc. since
     1991;  Director of Capitol  Office  Solutions,  Inc.  from 1992 to June 30,
     1997; Director of Herndon Federal Saving & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

John F. Mulhall, Age 56
Vice President  of Sales  and  Marketing  since  1988,  Director  of  Sales  and
     Marketing from 1987 to 1988; employed by Translogic Corporation, a material conveying system manufacturer, from 1972 to 1987, serving as Eastern
     Regional Manager from 1979 to 1987.

Gregory Laszczynski, Age 48
Vice President of Operations  since 1989,  Director of  Operations  from 1987 to
     1989;  employed by FMC Corporation from 1984 to 1987,  serving as a Project
     Engineer.

Robert F. Hartman,  Age 55 Vice
President of  Administration  and Secretary since 1991,  Treasurer and CFO since
     May 2002;  Vice  President  and  Controller  of CERBCO,  Inc.  since  1988,
     Secretary  since 1991,  Treasurer and Chief  Financial  Officer since 1997;
     Vice President and Treasurer of CERBERONICS,  Inc. since 1988;  employed by
     Dynamac  International,  Inc.  from 1985 to 1988,  serving  as  Controller;
     employed by CERBERONICS,  Inc. from 1979 to 1985, serving as Vice President and Treasurer from 1984 to 1985.
     -------------------------------------------------------------------------------------------------------------------------

1/   Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
-
2/   Member of Audit Committee.
-
3/   Member of Stock Option Committee.
-

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to Reporting Persons were complied with during the fiscal year.

Item 10.   Executive Compensation

GENERAL

     Pursuant to the Company's Bylaws, the Chief Executive Officer Committee (the "CEOC") -- consisting of the Chairman, the Vice Chairman, the President, and such other officers of the Corporation as may from time to time be determined by the Board -- performs the functions of the Chief Executive Officer of the Company. Since August 30, 1991, the CEOC has consisted of George Wm. Erikson, Chairman, and Robert W. Erikson, Vice Chairman and President.

     The Company does not have a compensation committee. The CEOC, with the annual review and oversight of the Board, determines the compensation for all officers of the Company except the members of the CEOC. The Board as a whole considers compensation arrangements proposed by and for members of the CEOC, and, pursuant to the Bylaws, is the ultimate determiner of compensation arrangements for members of the CEOC. When considering CEOC compensation arrangements, Board review may be conducted with or without the presence (or participation) of the CEOC members who are also members of the Board as the Board deems appropriate under the circumstances. Resolutions of the Board altering CEOC compensation arrangements, in any material way, are voted upon by the Board with such CEOC members abstaining. A second vote is then taken with all directors participating.

SUMMARY COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2002, 2001 and 2000:

                                                           SUMMARY COMPENSATION TABLE
                                                                                         Long-Term Compensation
                                                                                    ---------------------------------
                                                Annual Compensation                         Awards          Payouts
                                 --------------------------------------------------         ------          -------

  Name and Principal    Fiscal   Salary     Bonus    Other Annual    Total Annual   Restricted  Securities  LTIP        All Other
       Position         Year        ($)       ($)    Compensation    Compensation   Stock       Underlying  Payouts   Compensation
                                                        ($) 4/           ($)        Awards ($)  Options/      ($)        ($) 5/
                                                                                                 SARs (#)
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------
George Wm. Erikson       2002     $186,282       $0         $0           $186,282         $0             0        $0           $949
Chairman & General       2001      225,271        0          0            225,271          0        15,000         0          1,463
Counsel 1/               2000      223,106        0          0            223,106          0        15,000         0          3,540

Robert W. Erikson        2002     $186,282       $0         $0           $186,282         $0             0        $0           $949
President 1/             2001      225,271        0          0            225,271          0        15,000         0          1,463
                         2000      223,106        0          0            223,106          0        15,000         0          1,140

John F. Mulhall          2002     $132,315       $0         $0           $132,315         $0             0        $0           $687
Vice President of        2001      131,799        0          0            131,799          0        40,000         0          1,062
Sales & Marketing        2000      130,532        0          0            130,532          0             0         0          1,552

Gregory Laszczynski      2002     $144,247       $0         $0           $144,247         $0             0        $0           $769
Vice President of        2001      143,435        0          0            143,435          0        40,000         0          1,177
Operations               2000      142,055        0          0            142,055          0             0         0          3,177

Robert F. Hartman        2002      $96,427       $0         $0           $ 96,427         $0             0        $0           $509
Vice President,          2001       95,883        0          0             95,883          0        30,000         0            783
Secretary, Treasurer     2000       94,962        0          0             94,962          0             0         0          1,004
Chief Financial
Officer

Raymond T. Verrey        2002     $108,428       $0         $0           $108,428         $0             0        $0             $0
3/                       2001      107,817        0          0            107,817          0        30,000         0            783
                         2000      106,780        0          0            106,780          0             0         0          1,004
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------

1/ The Company's Chief Executive Officer Committee, consisting of the Chairman and the President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/ Mr. Hartman assumed the additional duties of Treasurer & Chief Financial Officer effective May 18, 2002.
3/ Mr. Verrey formerly held the positions of Vice President & Chief Financial Officer. During the fiscal year ended June 30, 2002, Mr. Verrey elected early retirement with last date of employment on May 17, 2002 and salary continuation ending November 15, 2002.
4/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
5/ Amounts allocated under the Insituform East, Incorporated Employee Advantage Plan, as described on page 34-35.

COMPENSATION PURSUANT TO PLANS

Insituform East, Incorporated Employee Advantage Plan

     The Company maintains a noncontributory profit sharing (retirement) plan, the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"), in which all employees not covered by a collective bargaining agreement and employed with the Company for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Company's Board of Directors which determines, at its discretion, the amount of the Company's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of the Company, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of the Company's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Discretionary amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2002.

     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, the Company's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2002. The following amounts forfeited by former participants who terminated employment with Insituform East during fiscal year 2002 were reallocated under the plan to the Company's officers:

Names and Capacities in Which                                                Contributions for       Vested Percent
Cash Contributions Were Made                                                Fiscal Year 2002 1/      as of 6/30/02
----------------------------                                                ---------------- --      -------------
George Wm. Erikson, Chairman                                                       $  949                  100%
Robert W. Erikson, President                                                          949                  100%
John F. Mulhall, Vice President of Sales & Marketing                                  687                  100%
Gregory Laszczynski, Vice President of Operations                                     769                  100%
Robert F. Hartman, Vice President of Administration & Secretary                       509                  100%
      All executive officers as a group (5 persons)                                $3,863                  N/A
------------------------------------------------------------------------- ------------------------ -------------------

1/ Amounts totaling $17,461 were forfeited by former participants who terminated employment with Insituform East during fiscal year 2002 and were reallocated to remaining plan participants.

Insituform East, Incorporated Supplemental Executive Retirement Plan

     During fiscal year 1998, the Company entered into Supplemental Executive Retirement Agreements with Messrs. John Mulhall and Gregory Laszczynski pursuant to a Supplemental Executive Retirement Plan (the "IEI SERP"). Each agreement provides for monthly retirement benefits of 25% of the executive's final aggregate monthly salary from the Company as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

     The following table sets forth information concerning vested annual benefits as of June 30, 2002 for the two executives covered by the SERP:

                                         Years of Credited        Current Annual            Vested            Vested
Name                                     Service Under Plan    Covered Compensation       Percentage      Annual Benefit

John F. Mulhall                                  5                   $ 136,411              35.71%           $ 12,178
Gregory Laszczynski                              5                   $ 148,454              22.73%           $  8,436

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

     On May 14, 2002 options on a total of 60,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of four directors) at a per share price of $0.80. No options available under this plan were exercised by directors of the Company during fiscal year 2002.


1994 Board of Directors' Stock Option Plan

     Insituform  East  adopted,  with  stockholder  approval  at the 1994 Annual
Meeting  of  Stockholders,  the  Insituform  East,  Incorporated  1994  Board of
Directors Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 120,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. No options available under the plan were exercised by directors of Insituform East during fiscal year 2002.

1999 Employee Stock Option Plan

     The Company adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the Insituform East, Incorporated 1999 Employee Stock Option Plan. The purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company's Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. Any employee of the Company who is employed on a full time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of the Company's Common Stock have been reserved for the employees of Insituform East. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Paul C. Kincheloe, Jr. and Webb C. Hayes, IV.

     On December 8, 2000, options on a total of 110,000 shares of Common Stock were granted to then four executive officers of the Company (options on 40,000 shares each to Messrs. Mulhall and Laszczynski and 30,000 shares to Messrs. Hartman and Verrey) at a per share price of $1.5625. These options will vest on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of the Company during the fiscal year ended June 30, 2002.

OPTIONS/SAR GRANTS

     The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 2002 under the 1999 Board of Directors Stock Option Plan:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                         -------------- ------------------------- --------------
                                        % of Total Options/SARs   Exercise or
                         Options/SARs   Granted to Employees in    Base Price      Expiration
Name                      Granted (#)         Fiscal Year           ($/Share)         Date
------------------------ -------------- ------------------------- -------------- --------------

George Wm. Erikson         15,000 1/_              25%                 $0.80        5/14/07
Robert W. Erikson          15,000 1/_              25%                 $0.80        5/14/07

------------------------ -------------- ------------------------- -------------- --------------

1/_ Options grants under the 1999 Board of Directors Stock Option Plan, as described on page 36.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     No option or Stock Appreciation Right grants made under the 1999 or 1994 Board of Directors Stock Option Plans or the 1999 Employee Stock Option Plan to any of the named executive officers were exercised during fiscal year 2002. The following table sets forth information concerning option or stock appreciation right grants held by each of the named executive officers, as of June 30, 2002:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                         Number of Securities Underlying      Value of Unexercised
                                                           Unexercised Options/SARs at     In the Money Options/SARs
                                                              Fiscal Year-End (#)            at Fiscal Year-End ($)
                                                          ------------ ---------------    ------------ --------------
                                Shares
                              Acquired on      Value
Name                         Exercise (#)   Realized ($)  Exercisable  Unexercisable      Exercisable  Unexercisable
--------------------------- -------------- -------------- ------------ ---------------    ------------ --------------

George Wm. Erikson                0            $0          75,000 1/_         0            $2,690          $0

Robert W. Erikson                 0            $0          75,000 1/_         0            $2,690          $0

John F. Mulhall                   0            $0               0        40,000 2/_        $    0          $0

Gregory Laszczynski               0            $0               0        40,000 2/_        $    0          $0

Robert F. Hartman                 0            $0               0        30,000 2/_        $    0          $0

Raymond T. Verrey                 0            $0               0        30,000 2/_        $    0          $0

--------------------------- -------------- -------------- ------------ ---------------    ------------ --------------

1/ Options exercisable under the IEI 1999 and1994 Board of Directors Stock
   Option Plans, as described on page 36-37.
2/ Options granted under the 1999 Employee Stock Option Plan, as described on page 37.

LONG-TERM INCENTIVE PLAN AWARDS

         The Company does not have any long-term incentive plans.

REPRICING OF OPTIONS/SARs

     The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     During fiscal year 2001, two of the Company's executive officers, Messrs. Mulhall and Hartman, entered into severance agreements with the Company whereby, in the event of a change in control of the Company and the subsequent termination of the executive's employment by the Company, the executive will receive payment of one year's base salary and annual bonus, if any. The agreements also provide that, in the event the executive voluntarily resigns, the executive will not, without consent of the Company, enter into employment or other association with any other pipeline rehabilitation business in the United States. No other arrangements between the Company and any named executive officer, or payment to an executive officer, resulted or will result from the resignation, retirement or other termination of employment with the Company, in an amount that exceeded $100,000 during fiscal year 2002.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

     The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of June 30, 2002:

                                                                  Amount & Nature of
Name & Address of Beneficial Owner      Title of Class            Beneficial Ownership       Percent of Class
--------------------------------------- ---------------------- -------------------------- ----------------------

CERBCO, Inc.                            Common Stock                  1,414,850                 34.9% 1/_
3421 Pennsy Drive                       Class B Common Stock            296,141                 99.5% 1/_
Landover, MD 20785

George Wm. Erikson 2/_
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

Robert W. Erikson 2/_
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785
--------------------------------------- ---------------------- -------------------------- ----------------------

1/ Through its ownership of such percentages of the outstanding shares of Common Stock and Class B Common Stock, CERBCO, Inc. is entitled to cast 62.2% of all votes entitled to be cast on matters on which holders of shares of both classes of the Company's common stock vote together.
2/_ Messrs. George Wm. Erikson and Robert W. Erikson own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

(b)      Security Ownership of Management

     The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company's Common Stock or Class B Common Stock as of June 30, 2002, and with respect to all directors and officers of the Company as a group:

                                                           Amount & Nature of Beneficial Ownership
                                                            ---------------- --------------------
Name of Beneficial Owner      Title of Class                Owned Outright   Exercisable Options  Percent of Class
----------------------------- ----------------------------- ---------------- -------------------- --------------------
George Wm. Erikson 1/_         Common Stock                      16,500            75,000               2.0%
Robert W. Erikson 1/_          Common Stock                           0            75,000               1.7%
Webb C. Hayes, IV              Common Stock                           0            75,000               1.7%
Paul C. Kincheloe, Jr.         Common Stock                           0            75,000               1.7%
All directors and officers
as a group (7 persons,
including those named above)   Common Stock                      16,500           300,000               7.1%
                               Class B Common Stock                   0                 0               0.0%
----------------------------- ----------------------------- ---------------- -------------------- --------------------

1/_ Messrs. George Wm. Erikson and Robert W. Erikson own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

(c)      Changes in Control

         None

Item 12. Certain Relationships and Related Transactions

(a)   Transactions with Management and Others

     The Company maintains a $6,000,000 intercompany line of credit facility with CERBCO, Inc., a parent holding company with a controlling interest in Insituform East, Incorporated. Loans against this secured facility are collateralized by substantially all tangible and intangible assets owned by the Company and are due on demand with interest payable monthly at the commercial bank prime lending rate. Loans against this facility, which is available to the Company for an indefinite period, totaled $3,000,000 at June 30, 2002. Maximum loans against this facility during the year ended June 30, 2002 totaled $6,000,000. Mr. George Wm. Erikson, Chairman of the Company, and Mr. Robert W. Erikson, President of the Company, own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

(c)  Parents of the Issuer

     See Item 11 (a), "Security Ownership of Certain Beneficial Owners". Holders of shares of Insituform East Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Company's Board of Directors after election of not less than 25% of the directors by holders of shares of Insitiuform East Common Stock, voting separately as a class. By virture of its ownership of 99.5% of the outstanding shares of the Company's Class B Common Stock, CERBCO, Inc. can elect the majority of the members of the Company's Board of Directors, giving it majority control of the Company.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Exhibits:

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

               10.11        SERP Contract with Officers (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

               10.12        Incentive Stock Option Agreement with Officers (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended June
                            30, 2002.)

               10.13        Severance Agreement with Officers (Incorporated by reference to Exhibit
                            10.13 to the Annual Report on Form 10-K for the year ended June 30, 2002.)

               11.0         Statement re computation of per share earnings                                                  45

               21.0         Subsidiaries of the Registrant                                                                  46
-------- ----- ------------------------------------------------------------------------------------------              ------------
               * The Exhibit Number used refers to the appropriate subsection in paragraph (b) of
                 Item 601 of Regulation S-B.

(b)      Reports on Form 8-K:

     The Company filed one report on Form 8-K during the quarter ended June 30, 2002. The report, dated June 21, 2002, did not include any financial statements and reported on the following item:

         Item 4. Changes in Registrant's Certifying Accountant

     On June 11, 2002 the Company dismissed Deloitte & Touche, LLP, and engaged Aronson & Company as its principal independent accountant.

Item 14.  Controls and Procedures

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INSITUFORM EAST, INCORPORATED

                          /s/ George Wm. Erikson
                          ------------------------------------------------------
                          George Wm. Erikson
                          Chairman
                          September 26, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title             Capacity                        Date


/s/ George Wm. Erikson
------------------------
George Wm. Erikson            Director and                    September 26, 2002
Chairman                      Principal Executive Officer


/s/ Robert W. Erikson
------------------------
Robert W. Erikson             Director and                    September 26, 2002
President                     Principal Executive Officer


/s/ Robert F. Hartman
------------------------
Robert F. Hartman             Principal Financial Officer,    September 26, 2002
Vice President,               Principal Accounting Officer
Secretary & Treasurer


/s/ Webb C. Hayes, IV
------------------------
Webb C. Hayes, IV             Director                        September 26, 2002


/s/ Paul C. Kincheloe, Jr.
------------------------
Paul C. Kincheloe, Jr.        Director                        September 26, 2002

                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Insituform East, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                          /s/Robert W. Erikson
                                          ---------------------------------
                                          Robert W. Erikson
                                          President


I, George Wm. Erikson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Insituform East, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                          /s/George Wm. Erikson
                                          ---------------------------------
                                          George Wm. Erikson
                                          Chairman & General Counsel

I, Robert F. Hartman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Insituform East, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                          /s/Robert F. Hartman
                                          ---------------------------------
                                          Robert F. Hartman
                                          Vice President, Secretary & Treasurer

INSITUFORM EAST, INCORPORATED

EXHIBIT 11.0 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     Net loss per share is based on the number of common shares outstanding including common stock equivalents from dilutive stock options. The number of shares outstanding for the years ended June 30, 2002, 2001 and 2000 were computed as follows:

                                                                                     Years Ended June 30,
                                                                         -------------------------------------------
                                                                             2002            2001           2000
                                                                             ----            ----           ----

Issued shares of Common Stock and Class B Common Stock                     4,684,759       4,684,759      4,684,759
Less: Shares of treasury stock                                             (327,897)       (327,897)      (327,897)
                                                                           ---------       ---------      ---------
Number of common shares and common stock equivalents                       4,356,862       4,356,862      4,356,862
                                                                           =========       =========      =========


INSITUFORM EAST, INCORPORATED

EXHIBIT 21.0 - SUBSIDIARIES OF THE REGISTRANT


1.       Insituform Ohio, Inc.
                  Began November 1987
                  100% owned by Insituform East, Incorporated ("IEI") Delaware Corporation
                  Inactive

2.       Insituform of Pennsylvania, Inc.
                  Began August 1981
                  100% owned by IEI
                  Delaware Corporation
                  Inactive

3.       Insituform of Delaware, Inc.
                  Began July 1981
                  100% owned by IEI
                  Delaware Corporation
                  Inactive

4.       Insitu, Inc.
                  Began July 1981
                  100% owned by IEI
                  Delaware Corporation
                  General partner (42.5% interest) in
                    Midsouth Partners effective March 1990

5.       Midsouth, LLC
                  Formed July 1999
                  100% owned by IEI and Insitu, Inc.
                  Delaware Limited Liability Corporation
                  General partner (57.5% interest) in
                    Midsouth Partners effective July 1999

6.       Midsouth Partners
                  Began December 1985
                  42.5% owned by Insitu, Inc.
                  57.5% owned by Midsouth, LLC
                  Tennessee General Partnership
                  Pipeline rehabilitation in Tennessee, most
                    of Kentucky and northern Tennessee

7.       TRY TEK Machine Works, Inc.
                  Acquired May 1989
                  100% owned by IEI as of March 1995
                  Pennsylvania Corporation
                  Designs and builds special machinery, including
                    machinery used in pipeline rehabilitation process.