Form 10KSB/A
period 2002-06-30
INSITUFORM EAST INC
filed 2002-10-11
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A
                                Amendment No. 1

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

               11.0         Statement re computation of per share earnings                                                  45

               21.0         Subsidiaries of the Registrant                                                                  46

               99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002                                                47

               99.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002                                                48

               99.3         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002                                                49
-------- ----- ------------------------------------------------------------------------------------------              ------------
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

                          INSITUFORM EAST, INCORPORATED

                          /s/ Robert W. Erikson
                          ------------------------------------------------------
                          Robert W. Erikson
                          President
                          October 11, 2002



                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Insituform East, Incorporated;

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

     October 11, 2002                     /s/Robert W. Erikson
                                          ---------------------------------
                                          Robert W. Erikson
                                          President


I, George Wm. Erikson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Insituform East, Incorporated;

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

     October 11, 2002                     /s/George Wm. Erikson
                                          ---------------------------------
                                          George Wm. Erikson
                                          Chairman & General Counsel

I, Robert F. Hartman, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Insituform East, Incorporated;

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

     October 11, 2002                     /s/Robert F. Hartman
                                          ---------------------------------
                                          Robert F. Hartman
                                          Vice President, Secretary & Treasurer

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