Form 10QSB
period 2002-09-30
INSITUFORM EAST INC
filed 2002-11-15
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              September 30, 2002
                                       OR

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------        ---------------------

Commission file number:                                                 0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                                              52-0905854
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
                              (301) 386-4100 (tel)
                              (301) 386-2444 (fax)


As of November 8, 2002, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock             4,059,266
                      Class B Common Stock       297,596
                                              ----------
                      Total                    4,356,862

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   Page Reference
------------------------------                                    --------------

Item 1.  Financial Statements                                                 3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2002 and 2001 (Unaudited)           3

         Condensed Consolidated Balance Sheets
         September 30, 2002 and June 30, 2002 (Unaudited)                     4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2002 and 2001 (Unaudited)           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results of Operations                                6


Item 3.  Controls and Procedures                                              8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended September 30,
                                                                         -------------------------------------
                                                                              2002                  2001
                                                                         ----------------     ----------------

Sales                                                                       $2,602,127          $ 4,864,856
                                                                         ----------------     ----------------

Costs and Expenses:
   Cost of sales                                                             2,545,407            5,000,475
   Selling, general and administrative                                         508,309              935,066
                                                                         ----------------     ----------------
     Total Costs and Expenses                                                3,053,716            5,935,541
                                                                         ----------------     ----------------
Loss from Operations                                                          (451,589)          (1,070,685)

Investment Income                                                                  844                4,213
Interest Expense                                                               (30,400)             (91,269)
Other Income                                                                   199,180               22,743
                                                                         ----------------     ----------------
Loss Before Income Taxes                                                      (281,965)          (1,134,998)

Provision for Income Taxes                                                           0                    0
                                                                         ----------------     ----------------
Net Loss                                                                    $ (281,965)         $(1,134,998)
                                                                         ================     ================
Basic and Diluted Loss Per Share                                            $    (0.06)         $     (0.26)
                                                                         ================     ================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           September 30, 2002        June 30, 2002
                                                                          --------------------     -----------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                    $     371,257         $      383,942
   Accounts receivable - net of allowance for doubtful
       accounts of $8,546                                                           3,774,865              3,970,414
   Inventories                                                                        801,592                837,217
   Prepaid and refundable income taxes                                                 26,634                 23,399
   Prepaid expenses                                                                   266,957                211,174
                                                                            -------------------     ------------------
     Total Current Assets                                                           5,241,305              5,426,146

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $16,317,066 and $17,086,139                                                      6,772,458              7,091,736
Deferred  Income Taxes - net of valuation  allowances  of  $1,951,500  and
   $1,841,500                                                                               0                      0
Cash Surrender Value of SERP Life Insurance                                           278,483                211,043
                                                                            -------------------     ------------------
     Total Assets                                                                 $12,292,246            $12,728,925
                                                                            ===================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                   $3,000,000            $3,000,000
   Accounts payable                                                                 1,016,964             1,052,440
   Accrued compensation and other expenses                                            549,844               675,102
   Current portion of capital lease obligations                                         2,700                 3,352
                                                                            -------------------    -------------------
     Total Current Liabilities                                                      4,569,508             4,730,894

Accrued SERP Liability                                                                232,203               225,531
                                                                            -------------------    -------------------
     Total Liabilities                                                              4,801,711             4,956,425
                                                                            -------------------    -------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486               175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904                11,904
   Additional paid-in capital                                                       4,000,424             4,000,424
   Retained earnings                                                                4,492,334             4,774,299
                                                                            -------------------    -------------------
                                                                                    8,680,148             8,962,113
   Less cost of 327,897 shares of common stock in treasury                          1,189,613             1,189,613
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                     7,490,535             7,772,500
                                                                            -------------------    -------------------
     Total Liabilities and Stockholders' Equity                                   $12,292,246           $12,728,925
                                                                            ===================    ===================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2002                   2001
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net loss                                                                    $   (281,965)           $ (1,134,998)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                  284,808                 390,239
     Gain on sale of equipment                                                     (146,471)                 (5,420)
     Increase in SERP liability                                                       6,672                       0
   Changes in assets and liabilities:
     Receivables                                                                    195,549               1,222,689
     Inventories                                                                     35,625                 (99,708)
     Other current assets                                                           (59,018)                 (8,264)
     Payables and accruals                                                         (160,734)               (154,540)
                                                                            -------------------    -------------------
Net cash provided by (used in) operating activities                                (125,534)                209,998
                                                                            -------------------    -------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                             (17,801)                (35,306)
   Decrease in cash surrender value of SERP life insurance                          (67,440)                (38,325)
   Sale of equipment                                                                198,742                   5,420
                                                                            -------------------    -------------------
Net cash used in investing activities                                               113,501                 (68,211)
                                                                            -------------------    -------------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                          600,000                 900,000
   Repayment of line of credit advances to CERBCO, Inc.                            (600,000)               (900,000)
   Principal payments under capital lease obligations                                  (652)                 (7,830)
                                                                            -------------------    -------------------
Net cash used in financing activities                                                  (652)                 (7,830)
                                                                            -------------------    -------------------
Net increase (decrease) in cash and cash equivalents                                (12,685)                133,957
Cash and cash equivalents at beginning of period                                    383,942                 406,676
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                     $    371,257           $     540,633
                                                                            ===================    ===================
Supplemental disclosure of cash flow information:
   Interest paid                                                               $          0           $      94,738

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 2002, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The results of operations for the period ended September 30, 2002 are not necessarily indicative of full year operating results.

2.   Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc.; Insituform of Pennsylvania, Inc.; Insituform of Delaware, Inc.; Midsouth, LLC and Midsouth Partners. All significant intercompany accounts and transactions have been eliminated.

3.   Computation of Net Loss Per Share

     Basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic and diluted loss per share for the three months ended September 30, 2002 and 2001.

4.   Contingencies

     The Company is a party to certain claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with such claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$281,965 (-$0.06 per share) on sales of $2.6 million for the first quarter of fiscal year 2003 ended September 30, 2002. For the first quarter of the previous fiscal year, the Company recognized a consolidated net loss of -$1,134,998 (-$0.26 per share) on sales of $4.9 million.

     The Company attributed its unfavorable results for the fiscal quarter ended September 30, 2002 primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder on renewal work during fiscal year 2002 with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The Company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The  Company's  total  backlog  value  of all  uncompleted  and  multi-year contract awards was approximately $12.1 million at September 30, 2002 as compared to $13.7 million at September 30, 2001. The twelve-month backlog at September 30, 2002 was approximately $9.9 million as compared to $11.2 million at September 30, 2001. The total backlog value of all uncompleted and multi-year contracts at September 30, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

     Sales decreased $2.3 million (-47%) from $4.9 million for the three months ended September 30, 2001 to $2.6 million for the three months ended September 30, 2002, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 49% in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal 2002. As a result, gross profit (loss) as a percentage of sales increased from a gross profit (loss) of (3%) for the first quarter of fiscal year 2002 to a gross profit of 2% for the first quarter of fiscal year 2003. This increase is due primarily to a reduction in semi-fixed costs during the first quarter of fiscal year 2003 resulting from the Company's cost reduction program.

     Selling, general and administrative expenses decreased 46% in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002, due to both reduced marketing expenses and general and administrative expenses during the first quarter of fiscal year 2003.

     Interest expense decreased 67% as a result of lower outstanding balances and reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the first quarter of fiscal year 2003.

     Other income increased 776% primarily as a result of gains recognized from the sale of excess equipment during the first quarter of fiscal year 2003.

     No credit for income taxes was recorded for the first quarter of fiscal year 2003 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $110,000 valuation allowance recorded against the deferred tax asset. No credit for income taxes was recorded for the first quarter of fiscal year 2002 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $443,000 valuation allowance recorded against the deferred tax asset.

Financial Condition

     During the three months ended September 30, 2002, $125,534 in cash was used in the Company's operating activities. The Company's net loss of -$281,965 and gain on sale of excess equipment of $146,471 was offset partially by $284,808 in depreciation not requiring the outlay of cash. Decreases in receivables and inventories were offset by an increase in other current assets and a decrease in payables and accruals. The Company's working capital position remained adequate with a working capital of $671,797 and a current ratio of 1.1 to 1.0 at September 30, 2002.

     The Company maintains a $6 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At September 30, 2002, the Company had an outstanding balance of $3,000,000 against this intercompany line.

     During the three months ended September 30, 2002, the Company received $600,000 in proceeds from line of credit advances from CERBCO, Inc. and sold excess equipment for $198,742. The Company expended $17,801 for installation equipment and other capital additions and repaid $600,000 in intercompany line of credit advances to CERBCO, Inc. during the three months ended September 30, 2002.

     The Company anticipates that future operating activities will require additional working capital. Management believes that cash flow from future operations, existing working capital and the remaining $3,000,000 commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

Item 3.  Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer Committee ("CEOC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended September 30, 2002. The report, dated September 26, 2002, did not include any financial statements and reported on the following item:

     Item 5.  Other Events

     Press release dated September 26, 2002 announcing the Company's financial results for the fiscal year ended June 30, 2002.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2002             INSITUFORM EAST, INCORPORATED
                                    (Registrant)

                                    /s/ Robert W. Erikson
                                    --------------------------------------------
                                    Robert W. Erikson
                                    President


                                    /s/ Robert F. Hartman
                                    --------------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Robert W. Erikson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insituform East, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                    /s/Robert W. Erikson
                                    --------------------------------------------
                                    Robert W. Erikson
                                    President

I, George Wm. Erikson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insituform East, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002
                                    /s/George Wm. Erikson
                                    --------------------------------------------
                                    George Wm. Erikson
                                    Chairman & General Counsel

I, Robert F. Hartman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insituform East, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002
                                    /s/Robert F. Hartman
                                    --------------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer