Form 10QSB
period 2002-12-31
INSITUFORM EAST INC
filed 2003-02-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: December 31, 2002

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF  1934  For the  transition  period

      from                                   to
              ----------------------------        ------------------------------

Commission file number:                                                  0-10800

                          INSITUFORM EAST, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                             52-0905854
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     3421 Pennsy Drive
    Landover, Maryland                                           20785-1608
(Address of principal executive offices)                         (Zip Code)

          Registrant's telephone and fax numbers, including area code:
                              (301) 386-4100 (tel)
                              (301) 386-2444 (fax)



As of February 3, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                        Common Stock           4,059,266
                        Class B Common Stock     297,596
                                               ---------
                        Total                  4,356,862


Transitional Small Business Disclosure Format:    Yes          No    X
                                                      ------       ------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Reference
------------------------------                                    --------------

Item 1.   Financial Statements....................................            3

          Condensed Consolidated Statements of Operations for
          the Three Months and Six Months Ended December 31, 2002
          and 2001 (Unaudited)....................................            3

          Condensed Consolidated Balance Sheets as of
          December 31, 2002 and June 30, 2002 (Unaudited).........            4

          Condensed Consolidated Statements of Cash Flows for the
          Six  Months Ended December 31, 2002 and 2001 (Unaudited).           5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)..............................................           6

Item 2.   Management's  Discussion  and  Analysis of Financial
          Condition and Results of Operations......................           6

Item 3.   Controls and Procedures..................................           9

PART II - OTHER INFORMATION

Item 4.   Submission of  Matters to a Vote of Security Holders.....           9

Item 6.   Exhibits and Reports on Form 8-K.........................          10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                          December 31,                   December 31,
                                               ------------------------------   ------------------------------
                                                    2002              2001           2002            2001
                                               -------------    -------------   -------------    -------------

Sales                                            $2,149,864       $5,185,027      $4,751,991      $10,049,883
                                               -------------    -------------   -------------    -------------
Costs and Expenses:
   Cost of sales                                  2,385,330        4,320,394       4,930,737        9,320,869
   Selling, general and administrative              481,862          700,358         990,171        1,635,424
                                               -------------    -------------   -------------    -------------
     Total Costs and Expenses                     2,867,192        5,020,752       5,920,908       10,956,293
                                               -------------    -------------   -------------    -------------

Earnings (Loss) from Operations                    (717,328)         164,275      (1,168,917)        (906,410)

Investment Income                                       476            2,367           1,320            6,580
Interest Expense                                    (33,150)         (70,231)        (63,550)        (161,500)
Other Income (Expense)                              147,452           (3,203)        346,632           19,540
                                              --------------    -------------   --------------   -------------

Earnings (Loss) Before Income Taxes                (602,550)          93,208        (884,515)      (1,041,790)

Provision (Credit) for Income Taxes                       -                -               -                -
                                              --------------    -------------   --------------   -------------
Net Earnings (Loss)                              $(602,550)       $   93,208      $ (884,515)     $(1,041,790)
                                              ==============    =============   ==============   =============
Basic and Diluted Earnings (Loss) Per Share      $   (0.14)       $     0.02      $    (0.20)     $     (0.24)
                                              ==============    =============   ==============   =============

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           December 31, 2002      June 30, 2002
                                                                           -----------------    -----------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                   $   760,415         $   383,942
   Accounts receivable - net of allowance for doubtful
       accounts of $8,546                                                        2,870,263           3,970,414
   Inventories                                                                     852,073             837,217
   Prepaid and refundable income taxes                                              26,634              23,399
   Prepaid expenses                                                                179,505             211,174
                                                                           -----------------    -----------------
     Total Current Assets                                                        4,688,890           5,426,146

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $16,032,601 and $17,086,139                                                   6,500,463           7,091,736
Deferred  Income Taxes - net of valuation  allowances  of  $2,146,500  and
   $1,841,500                                                                            0                   0
Cash Surrender Value of SERP Life Insurance                                        266,119             211,043
                                                                           -----------------    -----------------
     Total Assets                                                              $11,455,472         $12,728,925
                                                                           =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                  $3,000,000       $ 3,000,000
   Accounts payable                                                                1,007,772         1,052,440
   Accrued compensation and other expenses                                           326,173           675,102
   Current portion of capital lease obligations                                        1,339             3,352
                                                                           ------------------   -----------------
     Total Current Liabilities                                                     4,335,284         4,730,894

Accrued SERP Liability                                                               232,203           225,531
                                                                           ------------------   -----------------
     Total Liabilities                                                             4,567,487         4,956,425
                                                                           ------------------   -----------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized; 4,387,163
     shares issued; 4,059,266 shares outstanding                                     175,486           175,486
   Class B  Common  stock - $.04 par  value;  800,000 shares authorized;
     297,596 shares issued and outstanding                                            11,904            11,904
   Additional paid-in capital                                                      4,000,424         4,000,424
   Retained earnings                                                               3,889,784         4,774,299
                                                                           ------------------   -----------------
                                                                                   8,077,598         8,962,113
   Less cost of 327,897 shares of common stock in treasury                         1,189,613         1,189,613
                                                                           ------------------   -----------------
     Total Stockholders' Equity                                                    6,887,985         7,772,500
                                                                           ------------------   -----------------
     Total Liabilities and Stockholders' Equity                                  $11,455,472       $12,728,925
                                                                           ==================   =================

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                            ----------------------------------------
                                                                                   2002                   2001
                                                                            ------------------    ------------------
Cash Flows from Operating Activities:
   Net loss                                                                     $  (884,515)          $ (1,041,790)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                  551,264                760,801
     Gain on sale of equipment                                                     (292,212)                (3,361)
   Changes in assets and liabilities:
     Receivables                                                                  1,100,151              1,466,962
     Inventories                                                                    (14,856)               (73,388)
     Other current assets                                                            28,434                 51,130
     Payables and accruals                                                         (393,597)              (744,695)
                                                                            ------------------    ------------------
Net cash provided by operating activities                                           101,341                415,659
                                                                            ------------------    ------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                             (31,021)               (74,760)
   Increase in cash surrender value of SERP life insurance                          (55,076)               (64,774)
   Sale of equipment                                                                363,242                  6,306
                                                                            -------------------   ------------------
Net cash provided by (used in) investing activities                                 277,145               (133,228)
                                                                            -------------------   ------------------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                          600,000              1,500,000
   Repayment of line of credit advances to CERBCO, Inc.                            (600,000)            (1,500,000)
   Principal payments under capital lease obligations                                (2,013)               (17,689)
                                                                            -------------------   ------------------
Net cash used in financing activities                                                (2,013)               (17,689)
                                                                            -------------------   ------------------

Net increase in cash and cash equivalents                                           376,473                264,742
Cash and cash equivalents at beginning of period                                    383,942                406,676
                                                                            -------------------   ------------------
Cash and cash equivalents at end of period                                      $   760,415           $    671,418
                                                                            ===================   ==================

Supplemental disclosure of cash flow information:
   Interest paid                                                                $    66,573           $    171,223


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.    Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 2002, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 have been prepared by the Company without audit. The Condensed Consolidated
Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The results of operations for the period ended December 31, 2002 are not necessarily indicative of full year operating results.

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

3.    Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic and diluted earnings (loss) per share for the three months and six months ended December 31, 2002 and 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$602,550 (-$0.14 per share) on sales of $2.1 million for the second quarter, and a consolidated net loss of -$884,515 (-$0.20 per share) on sales of $4.8 million for the first six months of fiscal year 2003 ended December 31, 2002. For the comparative periods of fiscal year 2002, the Company reported consolidated net earnings of $93,208 ($0.02 per share) on sales of $5.2 million and a consolidated net loss of -$1,041,790 (-$0.24 per share) on sales of $10.0 million, respectively.

     The Company attributed its unfavorable results for the second quarter ended December 31, 2002 primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder during fiscal year 2002 on renewal work with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The Company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $10.7 million at December 31, 2002 as compared to $17.4 million at December 31, 2001. The total backlog value of all uncompleted and multi-year contracts at December 31, 2002 and 2001 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. The twelve-month backlog at December 31, 2002 was approximately $8.5 million as compared to $8.9 million at December 31, 2001. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

     Sales decreased $3.1 million (-59%) from $5.2 million for the three months ended December 31, 2001 to $2.1 million for the three months ended December 31, 2002, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 45% in the second quarter of fiscal year 2003 as compared to the second quarter of fiscal 2002. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 17% for the second quarter of fiscal year 2002 to a gross profit (loss) of (11%) for the second quarter of fiscal year 2003. This decrease is due primarily to absorption of semi-fixed costs over reduced sales levels during the second quarter of fiscal year 2003.

     Selling, general and administrative expenses decreased 31% in the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002, due to both reduced marketing expenses and general and administrative expenses during the second quarter of fiscal year 2003.

     Interest expense decreased 53% in the second quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2002 as a result of lower outstanding balances and reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the second quarter of fiscal year 2003.

     Other income (expense) increased from a loss of -$3,203 in the second quarter of fiscal year 2002 to a gain of $147,452 in the second quarter of fiscal year 2003 primarily as a result of gains recognized from the sale of excess equipment during the second quarter of fiscal year 2003.

     No credit for income taxes was recorded for the second quarter of fiscal year 2003 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $195,000 valuation allowance recorded against the deferred tax asset. No provision for income taxes was recorded for the second quarter of fiscal year 2002 as the provision calculated using applicable enacted federal and state tax rates of 39% of the pre-tax earnings was applied to reduce the valuation allowance recorded against the deferred tax asset.

Six Months Ended December 31, 2002 Compared With Six Months Ended December 31, 2001

     Sales decreased $5.3 million (-53%) from $10.0 million for the six months ended December 31, 2001 to $4.8 million for the six months ended December 31, 2002, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 47% in the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002. As a result, gross profit
(loss) as a percentage of sales decreased from a gross profit of 7% for the first six months of fiscal year 2002 to a gross profit (loss) of (4%) for the first six months of fiscal year 2003. This decrease is due primarily to absorption of semi-fixed costs over reduced sales levels during the first six months of fiscal year 2003.

     Selling, general and administrative expenses decreased 39% in the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002, due to both reduced marketing expenses and general and administrative expenses during the six months ended December 31, 2002.

     Interest expense decreased 61% in the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002 as a result of lower outstanding balances and reduced interest rates on borrowings on the Company's intercompany Notes Payables to CERBCO, Inc. during the first six months of fiscal year 2003.

     Other income increased 1,674% primarily as a result of gains recognized from the sale of excess equipment during the six months ended December 31, 2002.

     No credits for income taxes were recorded for the first six months of fiscal years 2003 and 2002 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by $305,000 and $406,000 valuation allowances recorded against the deferred tax asset during the six months ended December 31, 2002 and 2001, respectively.

Financial Condition

     During the six months ended December 31, 2002, $101,341 in cash was provided by the Company's operating activities. The Company's net loss of -$884,515 and gain on sale of excess equipment of $292,212 was offset partially by $551,264 in depreciation not requiring the outlay of cash. A decrease in receivables was offset partially by a decrease in payables and accruals. The Company had working capital of $353,606 and a current ratio of 1.1 to 1.0 at December 31, 2002.

     The Company maintains a $4 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At December 31, 2002, the Company had an outstanding balance of $3,000,000 against this intercompany line.

     During the six months ended December 31, 2002, the Company received $600,000 in proceeds from line of credit advances from CERBCO, Inc. and sold excess equipment for $363,242. The Company also expended $31,021 for installation equipment and other capital additions and repaid $600,000 in intercompany line of credit advances to CERBCO, Inc.

     Management believes that cash flow from future operations, existing working capital and the remaining $1,000,000 commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

Item 3.  Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer Committee ("CEOC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Pursuant to a proxy solicitation dated November 4, 2002, the Company held its Annual Meeting of Stockholders on Thursday, December 12, 2002. The stockholders voted on a proposal regarding the uncontested election of the directors of the Company. The results of the voting on the proposal to elect directors of the Company are as follows:

        Name of Director                    Class of Common Stock                    For                Withheld
                                             For which Nominated
----------------------------------    -----------------------------------     ------------------     ----------------
Webb C. Hayes, IV                     Common Stock                                    3,678,544              341,935
George Wm. Erikson                    Class B Common Stock                              296,141                  -0-
Robert W. Erikson                     Class B Common Stock                              296,141                  -0-
Paul C. Kincheloe, Jr.                Class B Common Stock                              296,141                  -0-



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended December 31, 2002. The report, dated November 14, 2002, did not include any financial statements and reported on the following item:


     Item 5.  Other Events

     Press release dated November 14, 2002 announcing the Company's financial results for the three months ended September 30, 2002.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 14, 2003             INSITUFORM EAST, INCORPORATED
                                    (Registrant)

                                    /s/ Robert W. Erikson
                                    -------------------------------------
                                    Robert W. Erikson
                                    President


                                    /s/ Robert F. Hartman
                                    -------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer
                                    (Principal Financial and Accounting Officer)

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

February 14, 2003
                                           /s/Robert W. Erikson
                                           ------------------------------------
                                           Robert W. Erikson
                                           President

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


February 14, 2003
                                           /s/George Wm. Erikson
                                           -------------------------------------
                                           George Wm. Erikson
                                           Chairman & General Counsel

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


February 14, 2003
                                           /s/Robert F. Hartman
                                           -------------------------------------
                                           Robert F. Hartman
                                           Vice President, Secretary & Treasurer