Form 10QSB
period 2003-03-31
INSITUFORM EAST INC
filed 2003-05-15
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:                         March 31, 2003
                                       OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from                  to
                                        ---------------      -----------------

         Commission file number:                                        0-10800

                          INSITUFORM EAST, INCORPORATED
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              52-0905854
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      3421 Pennsy Drive
     Landover, Maryland                                           20785-1608
(Address of principal executive offices)                          (Zip Code)

            Issuer's telephone and fax numbers, including area code:
                              (301) 386-4100 (tel)
                              (301) 386-2444 (fax)

As of May 5, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:
                     Common Stock             4,059,266
                     Class B Common Stock       297,596
                                              ---------
Total                                         4,356,862


Transitional Small Business Disclosure Format: Yes          No    X
                                                   -------     -------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Reference
------------------------------                                    --------------

Item 1. Financial Statements......................................           3

        Condensed Consolidated Statements of Operations for the
        Three Months and Nine Months Ended March 31, 2003 and 2002
        (unaudited)...............................................           3

        Condensed Consolidated Balance Sheets as of
        March 31, 2003 and June 30, 2002 (unaudited)..............           4

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2003 and 2002 (unaudited).....           5

        Notes to Condensed Consolidated Financial Statements
        (unaudited)...............................................           6

Item 2. Management's  Discussion  and  Analysis  of  Financial
        Condition and Results of Operations.......................           6

Item 3. Controls and Procedures...................................           9

PART II - OTHER INFORMATION

Item 5. Other Information.........................................           9

Item 6. Exhibits and Reports on Form 8-K..........................          10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                            March 31,                           March 31,
                                               --------------------------------    -------------------------------
                                                    2003              2002              2003              2002
                                               ---------------   --------------    --------------    -------------
Sales                                            $ 1,700,949        $4,883,746       $ 6,452,940      $14,933,629
                                               --------------    --------------    --------------    -------------
Costs and Expenses:
   Cost of sales                                   2,237,565         4,233,120         7,168,302       13,553,989
   Selling, general and administrative               526,694           858,878         1,516,865        2,494,302
                                               --------------    --------------    --------------    -------------
       Total Costs and Expenses                    2,764,259         5,091,998         8,685,167       16,048,291
                                               --------------    --------------    --------------    -------------

Loss from Operations                              (1,063,310)         (208,252)       (2,232,227)      (1,114,662)

Investment Income                                        242             1,209             1,562            7,789
Interest Expense                                     (31,875)          (63,323)          (95,425)        (224,823)
Other Income (Expense)- net                          133,098            66,479           479,730           86,019
                                               --------------    --------------    --------------    -------------

Loss Before Income Taxes                            (961,845)         (203,887)       (1,846,360)      (1,245,677)

Benefit for Income Taxes                                   -          (683,000)                -         (683,000)
                                               --------------    --------------    --------------    -------------

Net Earnings (Loss)                              $  (961,845)       $  479,113       $(1,846,360)      $ (562,677)
                                               ==============    ==============    ==============    =============
Basic and Diluted Earnings (Loss) Per Share      $     (0.22)       $     0.11       $     (0.42)      $    (0.13)
                                               ==============    ==============    ==============    =============



See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                March 31, 2003      June 30, 2002
                                                                                --------------     --------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                      $   855,185        $   383,942
   Accounts receivable - net of allowance for doubtful
       accounts of $8,546                                                           2,087,990          3,970,414
   Inventories                                                                        792,270            837,217
   Prepaid and refundable income taxes                                                 26,634             23,399
   Prepaid expenses                                                                   212,477            211,174
                                                                                --------------     --------------
     Total Current Assets                                                           3,974,556          5,426,146

Property,  Plant and Equipment - at cost less accumulated  depreciation of
   $15,949,646 and $17,086,139                                                      6,255,708          7,091,736
Deferred  Income Taxes - net of valuation  allowances  of  $2,541,500  and
   $1,841,500                                                                               -                  -
Cash Surrender Value of SERP Life Insurance                                           254,996            211,043
                                                                                ---------------    --------------
     Total Assets                                                                 $10,485,260        $12,728,925
                                                                                ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to CERBCO, Inc.                                                   $3,000,000       $ 3,000,000
   Accounts payable                                                                   983,538         1,052,440
   Accrued compensation and other expenses                                            277,433           675,102
   Current portion of capital lease obligations                                             -             3,352
                                                                                --------------     --------------
     Total Current Liabilities                                                      4,260,971         4,730,894

Accrued SERP Liability                                                                298,149           225,531
                                                                                --------------     --------------
     Total Liabilities                                                              4,559,120         4,956,425
                                                                                --------------     --------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163
     shares issued; 4,059,266 shares outstanding                                      175,486           175,486
   Class B  Common  stock - $.04 par  value;  800,000  shares  authorized;
     297,596 shares issued and outstanding                                             11,904            11,904
   Additional paid-in capital                                                       4,000,424         4,000,424
   Retained earnings                                                                2,927,939         4,774,299
                                                                                --------------    --------------
                                                                                    7,115,753         8,962,113
   Less cost of 327,897 shares of common stock in treasury                          1,189,613         1,189,613
                                                                                --------------    --------------
     Total Stockholders' Equity                                                     5,926,140         7,772,500
                                                                                --------------    --------------
     Total Liabilities and Stockholders' Equity                                   $10,485,260       $12,728,925
                                                                                ==============    ==============

See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                --------------------------------
                                                                                     2003             2002
                                                                                --------------    --------------
Cash Flows from Operating Activities:
   Net loss                                                                      $(1,846,360)      $  (562,677)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                   798,264         1,129,895
     Gain on sale of equipment                                                      (360,457)          (48,857)
     Accrued SERP liability                                                           72,618            51,920
   Changes in assets and liabilities:
     Receivables                                                                   1,882,424           275,706
     Inventories                                                                      44,947            46,393
     Prepaid and refundable income taxes                                              (3,235)         (683,000)
     Other current assets                                                             (1,303)           54,658
     Payables and accruals                                                          (466,571)         (860,435)
                                                                                --------------    --------------
Net cash provided by (used in) operating activities                                 120,327           (596,397)
                                                                                --------------    --------------
Cash Flows from Investing Activities:
   Capital expenditures                                                             (31,021)          (122,837)
   Decrease in cash surrender value of SERP life insurance                          (43,953)           (59,861)
   Sale of equipment                                                                429,242             65,307
                                                                                --------------    --------------
Net cash provided by (used in) investing activities                                 354,268           (117,391)
                                                                                --------------    --------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                          600,000          2,400,000
   Repayment of line of credit advances to CERBCO, Inc.                            (600,000)        (1,800,000)
   Principal payments under capital lease obligations                                (3,352)           (36,851)
                                                                                --------------    --------------
Net cash provided by (used in) financing activities                                  (3,352)           563,149
                                                                                --------------    --------------
Net increase in cash and cash equivalents                                           471,243           (150,639)
Cash and cash equivalents at beginning of period                                    383,942            406,676
                                                                                --------------    --------------
Cash and cash equivalents at end of period                                        $ 855,185       $    256,037
                                                                                ==============    ==============
Supplemental disclosure of cash flow information:
   Interest paid                                                                  $  98,498       $    233,788


See notes to condensed consolidated financial statements.

                          INSITUFORM EAST, INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 31, 2003, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited) has been derived from the Company's June 30, 2002 audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of full year operating results.

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

3.   Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic and diluted earnings (loss) per share for the three months and nine months ended March 31, 2003 and 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$961,845 (-$0.22 per share) on sales of $1.7 million for the third quarter, and a consolidated net loss of -$1,846,360 (-$0.42 per share) on sales of $6.5 million for the first nine months of fiscal year 2003 ended March 31, 2003. For the comparative periods of fiscal year 2002, the Company reported consolidated net earnings of $479,113 ($0.11 per share) on sales of $4.9 million and a consolidated net loss of -$562,677 (-$0.13 per share) on sales of $14.9 million, respectively.

     The Company attributed its unfavorable results for the third quarter ended March 31, 2003 primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform(R) process territory. With respect to forward-looking information, and while there can be no assurances regarding the Company's future operating performance, the Company anticipates the continuation of its current reduced level of immediately workable backlog for the remainder of fiscal year 2003. As previously reported, the Company was not the low bidder during fiscal year 2002 on renewal work with its then largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work has had a large negative impact on the Company's workable backlog pending the procurement of replacement contracts. The Company intends to continue to pursue an aggressive cost reduction program in response to its current and forward anticipated adverse business conditions.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $13.1 million at March 31, 2003 as compared to $14.8 million at March 31, 2002. The total backlog value of all uncompleted and multi-year contracts at March 31, 2003 and 2002 includes work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not be fully ordered by contract expiration. The twelve-month backlog at March 31, 2003 was approximately $10.8 million as compared to $8.9 million at March 31, 2002. While potentially helpful as a possible trend indicator, "total" and "twelve month" backlog figures at specific dates are not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affects productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

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

Results of Operations

Three  Months  Ended March 31, 2003  Compared  with Three Months Ended March 31,
2002

     Sales decreased $3.2 million (-65%) from $4.9 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 47% in the third quarter of fiscal year 2003 as compared to the third quarter of fiscal 2002. As a result, gross profit (loss) as a percentage of sales decreased from a gross profit of 13% for the third quarter of fiscal year 2002 to a gross profit (loss) of (32%) for the third quarter of fiscal year 2003. This decrease is due primarily to absorption of semi-fixed costs over reduced sales levels during the third quarter of fiscal year 2003.

     Selling, general and administrative expenses decreased 39% in the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002, due to both reduced marketing expenses and general and administrative expenses during the third quarter of fiscal year 2003.

     Interest expense decreased 50% in the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002 as a result of lower average monthly balances and reduced interest rates on borrowings on the Company's intercompany Notes Payable to CERBCO, Inc. during the third quarter of fiscal year 2003.

     Other income (expense) increased 100% in the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002 primarily as a result of gains recognized from increased sales of excess equipment during the third quarter of fiscal year 2003.

     No benefit for income taxes was recorded for the third quarter of fiscal year 2003 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $395,000 valuation allowance recorded against the deferred tax asset. A benefit for income taxes of $683,000 was recorded for the third quarter of fiscal year 2002 as a result of tax legislation enacted during the quarter permitting the Company to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996.

Nine Months Ended March 31, 2003 Compared With Nine Months Ended March 31, 2002

     Sales decreased $8.5 million (-57%) from $14.9 million for the nine months ended March 31, 2002 to $6.4 million for the nine months ended March 31, 2003, due primarily to a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory.

     Cost of sales decreased 47% in the first nine months of fiscal year 2003 as compared to the first nine months of fiscal year 2002. As a result, gross profit
(loss) as a percentage of sales decreased from a gross profit of 9% for the first nine months of fiscal year 2002 to a gross profit (loss) of (11%) for the first nine months of fiscal year 2003. This decrease is due primarily to absorption of semi-fixed costs over reduced sales levels during the first nine months of fiscal year 2003.

     Selling, general and administrative expenses decreased 39% in the first nine months of fiscal year 2003 as compared to the first nine months of fiscal year 2002, due to both reduced marketing expenses and general and administrative expenses during the nine months ended March 31, 2003.

     Interest expense decreased 58% in the first nine months of fiscal year 2003 as compared to the first nine months of fiscal year 2002 as a result of lower average monthly balances and reduced interest rates on borrowings on the Company's intercompany Notes Payables to CERBCO, Inc. during the first nine months of fiscal year 2003.

     Other income increased 458% primarily as a result of gains recognized from the sale of excess equipment during the nine months ended March 31, 2003.

     No benefit for income taxes were recorded for the first nine months of fiscal year 2003 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by a $700,000 valuation allowance recorded against the deferred tax asset during the nine months ended March 31, 2003. The Company recorded a $683,000 benefit for income taxes for the first nine months of fiscal year 2002 as a result of tax legislation enacted during the third quarter of fiscal year 2002 permitting the company to carry back tax losses incurred during the fiscal year ended June 30, 2001 against taxable income recognized during the fiscal year ended June 30, 1996.

Financial Condition

     During the nine months ended March 31, 2003, $120,327 in cash was provided by the Company's operating activities, primarily as a result of decrease in accounts receivable. The Company's net loss of -$1,846,360 and gain on sale of excess equipment of $360,457 was offset partially by $798,264 in depreciation not requiring the outlay of cash. The decrease in receivables was offset partially by a decrease in payables and accruals but was more than enough to offset the Company's operating losses for the period.

     The Company maintains a $4 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. At March 31, 2003, the Company had an outstanding balance of $3,000,000 against this intercompany line.

     During the nine months ended March 31, 2003, the Company received $600,000 in proceeds from line of credit advances from CERBCO, Inc. and sold excess equipment for $429,242. The Company also expended $31,021 for installation equipment and other capital additions and repaid $600,000 in intercompany line of credit advances to CERBCO, Inc.

     Management believes, in combination, that cash flow from future operations, existing working capital and the remaining $1 million commitment available from the Company's intercompany line of credit provide adequate resources to finance the cash requirements for future operating activities.

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

Item 3.  Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer Committee ("CEOC") and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

                           PART II. OTHER INFORMATION


Item 5.  Other Events

     On April 30, 2003, pursuant to Article III, Section 1 of the Company's By-Laws, the Board of Directors determined by resolution to set the number of directors at five (5), an increase of one (1) directorship over the previously set number of four (4). Also on such date, and pursuant to Article III, Section 2 of the By-Laws, the Board elected William "Will" C. Willis, Jr. as a director to fill the newly created directorship, and designated Mr. Willis as a director to be elected by the separate vote of the holders of the outstanding shares of Common Stock at the next Annual Meeting of Stockholders at which directors are elected. Mr. Willis previously served as a director of the Company from September 8, 2000 to October 10, 2001, and during such period similarly served as a director designated to be elected by holders of shares of the Company's Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended March 31, 2003. The report, dated February 14, 2003, did not include any financial statements and reported on Item 5. Other Events: Press release dated February 14, 2003 announcing the Company's financial results for the three months ended December 31, 2002.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 2003                  INSITUFORM EAST, INCORPORATED
                                    (Registrant)

                                    /s/ Robert W. Erikson
                                    -----------------------------------------
                                    Robert W. Erikson
                                    President


                                    /s/ Robert F. Hartman
                                    -----------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer
                                    (Principal Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

May 14, 2003
                                    /s/Robert W. Erikson
                                    --------------------------------------------
                                    Robert W. Erikson
                                    President

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


May 14, 2003
                                    /s/George Wm. Erikson
                                    --------------------------------------------
                                    George Wm. Erikson
                                    Chairman & General Counsel

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


May 14, 2003
                                    /s/Robert F. Hartman
                                    --------------------------------------------
                                    Robert F. Hartman
                                    Vice President, Secretary & Treasurer