Form 10KSB
period 2003-06-30
INSITUFORM EAST INC
filed 2003-09-30
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended:                                      June 30, 2003
                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         To
                                 --------------------       --------------------

Commission file number: 0-10800
                                INEI CORPORATION
                 (Name of small business issuer in its charter)

                          Insituform East, Incorporated
                                  (Former name)

           Delaware                                             52-0905854
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

      3421 Pennsy Drive                                          20785-1608
      Landover, Maryland                                         (Zip Code)
(Address of principal executive offices)

            Issuer's telephone and fax numbers, including area code:
                              (301) 386-4100 (tel)
                              (301) 386-2444 (fax)

Securities  registered  pursuant  to Section  12(b) of the  Exchange  Act:  None
Securities  registered  pursuant to Section  12(g) of the Exchange  Act:
                     Common Stock, par value $.04 per share
                 Class B Common Stock, par value $.04 per share
                                (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      X
                                ---------
The registrant's revenues for the fiscal year ended June 30, 2003 were $8,880,602.

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 2, 2003, was $5,772,681.

As of September 2, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock          4,059,266
                      Class B Common Stock    297,596
                                            ---------
                      Total                 4,356,862

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format :   Yes         No   X
                                                      ------     ------

Total number of pages of this report: 55  Index to Exhibits located at page: 38

                                                  TABLE OF CONTENTS

PART I                                                                     Page

Item 1.   Description of Business.......................................     3

Item 2.   Description of Property.......................................     8

Item 3.   Legal Proceedings.............................................     8

Item 4.   Submission of Matters to a Vote of Security Holders...........     8

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......     9

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    10

Item 7.   Financial Statements. ........................................    13

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    13

Item 8A.  Controls and Procedures.......................................    13

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.............    30

Item 10.  Executive Compensation........................................    31

Item 11.  Security Ownership of Certain Beneficial Owners and Management    36

Item 12.  Certain Relationships and Related Transactions................    38

Item 13.  Exhibits and Reports on Form 8-K..............................    38



            --------------------------------------------------------

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                AND BALANCE SHEET

                                 Pages 15 and 16

            --------------------------------------------------------

                                     PART I
Item 1.  Description of Business

(a)  General Development of Business

     INEI Corporation ("INEI", the "Company", "Registrant", or "Small Business Issuer") was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. On August 24, 1978, it adopted the name Insituform East, Incorporated ("Insituform East") and operated under that name until September 5, 2003 when it adopted its present name. Any references to Insituform East in this Report should be read as referring to INEI. The Company was engaged in underground conduit construction from inception until 1974 and construction equipment rental from 1974 to 1978. The Company then phased out these lines of business and entered into sublicensing agreements for the Insituform(R) process, a patented technology for reconstructing pipelines with little or no excavation. From July 1978 to September 2003, the Company and its subsidiaries were engaged in the business of rehabilitating underground sewers and other pipelines principally using cured-in-place pipe ("CIPP") processes, with primary revenues generating from the Company's Insituform(R) brand product line.

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

     In March 1999, Insituform Technologies, Inc. ("ITI") gave notice of a purported termination of the Midsouth Partners partnership, purportedly terminated Midsouth Partners' Insituform sublicense agreement and simultaneously commenced litigation to deny Midsouth Partners any rights to further utilize CIPP rehabilitation processes as previously practiced under such license. The Company subsequently settled its disputes with ITI concerning Midsouth Partners under the terms of an agreement executed July 20, 1999 (the "Midsouth Settlement Agreement"). Under the terms of the Midsouth Settlement Agreement, a wholly-owned subsidiary of the Company purchased ITI's interests in the Midsouth Partners partnership at book value, giving the Company a 100% interest in partnership profits and losses, and Midsouth Partners was then entitled to continue the business of the partnership under such name. The Insituform sublicense agreement held by Midsouth Partners and its requirement to pay royalties were relinquished under the settlement, permitting direct competition between ITI and Midsouth Partners. The Midsouth Settlement Agreement expressly provided that Midsouth Partners could utilize processes other than the Insituform process to perform pipe rehabilitation services, and Midsouth Partners also obtained a royalty-free non-exclusive right, without limitation in time and within the partnership's previously licensed territory, to continued use of the CIPP processes, technique and inventions that it formerly practiced pursuant to its then-terminated Insituform sublicense agreement as the same existed on July 20, 1999.

     In December 1999, ITI again initiated litigation against the Company over the rights of Midsouth Partners acquired pursuant to the Midsouth Settlement
Agreement and certain rights belonging to the Company under its Insituform sublicense agreements. A trial was held in April 2002 and these rights were confirmed. However, due to continued adverse business conditions in the southeast region of the United States served by Midsouth Partners, the Company undertook an indefinite suspension of further Midsouth Partners subsidiary operations as of April 2002.

     On June 18, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with ITI, providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. A purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing of the sale to ITI occurred on September 5, 2003. The Agreement also required the Company to change its name to INEI Corporation, effective with the closing.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of the Company's operating vehicles, equipment and inventories, (ii) all of the Company's ongoing contracts (other than those of Try Tek), and (iii) the Company's sublicenses and other intellectual property, including its supply agreements.

     On July 24, 2003, the Company entered into a Contract of Sale with LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of the Company's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

(b)  Financial Information about Industry Segments

     In connection with the Company's acquisition of the remaining interests in Midsouth Partners, the Company determined that, subsequent to July 20, 1999, the Company's operating activities consisted of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using CIPP rehabilitation processes. Prior to July 20, 1999, the Company's operating activities consisted of two reportable operating segments, (i) Insituform East, Incorporated and its wholly-owned subsidiary corporations (collectively, "East") and (ii) its majority-controlled subsidiary partnership, Midsouth Partners. Since July 20, 1999, management and financial activities previously reported separately for Midsouth Partners have been consolidated for financial reporting purposes.

(c)  Narrative Description of Business

     Until September 5, 2003, Insituform East and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines principally using CIPP rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." From 1978 to 2003, the Company performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform brand trenchless CIPP process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, was entitled to operate substantially without geographic restriction. The Company's CIPP rehabilitation processes utilized custom-manufactured unwoven polyester fiber felt tubing, with an elastomeric coating on the exterior surface. The flat, pliable tube was later impregnated with a liquid thermosetting resin and the resin-saturated material was inserted in the pipe through an existing manhole or other access point. Using a temporary inversion duct and cold water pressure, the material was turned inside out as it was forced through the pipeline. When the inverted and inflated tube was fully extended, the cold water within it was recirculated through a heat-exchange unit. The heated water cured the thermosetting resin to form a new, hard, jointless, impact and corrosion resistant cured-in-place pipe within the original pipe. Lateral or side connections were then reopened by use of a remotely controlled cutting device.

RELATIONSHIP WITH INSITUFORM TECHNOLOGIES, INC.

     On December 9, 1992,ITI (then known as Insituform of North America, Inc.), through its acquisition of Insituform Group, Ltd., N.V., acquired the worldwide patent rights for the Insituform process. Until September 5, 2003, the Company was a sublicensee of ITI for use of the Insituform process. The Company held six sublicense agreements with ITI which granted the Company exclusive rights to perform the Insituform process in the designated territories of Virginia, Maryland, Delaware, Ohio, the District of Columbia, Pennsylvania and West Virginia.

     The sublicense agreements required the Company to pay ITI a base royalty of 8% of the revenue, excluding certain deductions, from all contracts using the Insituform process, with a minimum annual royalty requirement for each licensed territory. As a result of the SAW Agreement (see below) and its provisions for a 0.5% royalty setoff, the Company's base royalty was effectively 7.5%. In the event the Company performed the Insituform process outside its exclusive territories, the sublicense agreements required it to pay an additional "crossover" royalty of from 8% to 12% of the gross contract price in addition to the regular base royalty due ITI.

     In 1981, the Company was assigned the rights to an agreement (the "SAW Agreement") regarding the introduction of potential Insituform process sublicensees to ITI. The Company had the right to receive quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in it's licensed territory. In prior years, the Company received quarterly payments from ITI equal to 0.5% of contract revenues from Insituform process installations in the states of New York, New Jersey, North Carolina, South Carolina, Georgia and Alabama in connection with the introduction of former Insituform process licensees to ITI.

     On December 29, 1997, the Company entered into a revised supply agreement with ITI whereby it committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, the Company notified ITI of its election to terminate the agreement as of December 31, 2002 in order to negotiate a new agreement.

     Effective January 1, 2003, the Company entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company's commitment to purchase its tube requirements sole source from ITI.

     Under the terms of the Midsouth Settlement Agreement executed July 20, 1999, Midsouth Partners became a wholly-owned subsidiary of the Company and additionally obtained a royalty-free non-exclusive right, without limitation in time, to continued use within the partnership's previously licensed territory of the cured-in-place pipe processes, technique and inventions that it formerly practiced pursuant to its since-terminated Insituform sublicense agreement as the same existed on July 20, 1999. The Insituform sublicense agreement and its requirement to pay royalties were relinquished under the settlement, permitting direct competition between ITI and Midsouth Partners.

     Effective July 20, 1999, Midsouth Partners also executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination was provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

     The Company also entered into a license agreement with NuPipe, Inc., a previously wholly-owned and now merged subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe process and trademark. The Company's licensed NuPipe territory was identical to the Company's licensed Insituform territory. The Company committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the process and to purchase certain installation equipment and installation materials from ITI. In connection with the Midsouth Settlement Agreement, Midsouth Partners' similar NuPipe license agreement was relinquished effective July 20, 1999.

     Initially, ITI was, in the North American market, solely a licensor of technology and supplier of felt tube to a licensee network consisting of approximately a dozen independent contractor installers, including the Company. However, in 1992 ITI moved to become a direct installer of its CIPP technology brand and, since that time, has acquired all of its former North American licensees, now including the Company. Since CERBCO, Inc. ("CERBCO"), the Company's parent, acquired a controlling interest in the Company in 1985, ITI had, on six occasions, made overtures or held preliminary discussions to purchase, merge or acquire control of CERBCO, the Company or both. The most recent of these commenced in December 2002.

     On June 18, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with ITI, providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing of the sale to ITI occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of the Company's operating vehicles, equipment and inventories, (ii) all of the Company's ongoing contracts (other than those of Try Tek) and (iii) the Company's sublicenses and other intellectual property, including its supply agreements.

PATENTS AND COMPETITION

     The general pipeline reconstruction, rehabilitation and repair business is significantly competitive. The Company faced conceptual and practical competition both from a number of contractors employing traditional methods of pipeline replacement and repair and from contractors offering alternative trenchless products and technologies, including CIPP processes such as the Insituform process.

     The Insituform process was developed in the United Kingdom in 1971. There are presently 63 United States patents that cover various aspects of the Insituform process. Two initial method patents relating to the Insituform process (one of which covered material aspects of the inversion process) expired in 1994. The last patent to expire will remain in effect until 2021. The Company's rights to utilize the patents were derived from its licensor, ITI.

     Until their expiration in 1994, the two initial method patents relating to the Insituform process effectively precluded the entry of other CIPP processes or contractors into the marketplace. Therefore, the Company and North American licensees of the Insituform process benefited from the limited competitive alternatives to traditional "dig-and-replace" pipeline repair. While numerous additional patents existed and continue to exist in relation to the Insituform process, the expiration of the two initial method patents effectively permitted the entry into the market of generic CIPP process alternatives, and numerous new entrants subsequently entered the marketplace. The 2003/2004 Directory of the North American Trenchless Technology Industry, published by Trenchless Technology magazine, currently lists over 230 contractors and over 130 manufacturers and suppliers under its "Pipe Relining" category.

     The influx, over time, of significant competition and subsequent industry over-capacity had a dramatic adverse effect on the prices that the Company was able to charge for CIPP installation, as the majority of the Company's potential customer work shifted from negotiated to lowest-bid contracting. In addition, generic CIPP competitors typically are required to make relatively small royalty payments, if any. The entry of other, lower cost, competitors into its markets severely and adversely affected the Company's competitive position and, consequently, its financial condition and results of operations. In particular, the Company reported overall annual financial losses on a consolidated basis every fiscal year from 1997 to date.

CUSTOMERS

     Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company's revenues came from state and local government entities - cities, counties, state agencies and regional authorities, including major customers that were significant to its business. During the year ended June 30, 2003, a city government in central Virginia and a regional authority in southwest Ohio accounted for 35% and 26%, respectively, of the Company's revenues. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southwest Ohio accounted for 38%, 15% and 14%, respectively, of the Company's revenues.

SUPPLIERS

     The Company's materials and equipment were generally available from several suppliers. Although the Company believed that ITI was the sole source of proprietary Insitutube(R) material, there are other suppliers of felt tube materials and other materials used in CIPP rehabilitation. Under agreed disclosures, the Company had the right to substitute an alternate polyester fiber-felt or other tube materials available in the marketplace. In connection with the Midsouth Settlement Agreement effective July 20, 1999, Midsouth Partners was no longer an Insituform process licensee and therefore no longer subject to ITI approval for the use of alternate installation materials. During the last two years, the Company did not experience any difficulty in obtaining adequate supplies of felt tube materials.

REVENUE RECOGNITION AND BACKLOG

     The Company recognized revenues using the units of completion method as pipeline sections were rehabilitated using CIPP processes. Installations were generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer upon completion. In most cases, contracts consisting of individual line sections had a duration of less than one year.

     The Company's total backlog value of all uncompleted and multi-year contract awards was approximately $11.0 million at June 30, 2003 as compared to $12.2 million at June 30, 2002. The twelve-month backlog at June 30, 2003 was approximately $8.7 million as compared to $5.8 million at June 30, 2002. The total backlog value of all uncompleted and multi-year contracts at June 30, 2003 and 2002 included work not estimated to be released and installed within twelve months, as well as potential work included in term contract awards which may or may not have been fully ordered by contract expiration. While potentially helpful as a possible trend indicator, "total" and "twelve-month" backlog figures at specific dates were not necessarily indicative of sales and earnings for future periods due to the irregular timing and receipt of major project awards including large, multi-year, menu-priced contracts with estimated but uncertain order quantities further subject to the specifics of individual work releases. On a week-to-week and month-to-month basis, the availability of often volatile "immediately workable" backlog most directly affected productivity, with such availability subject to unpredictable changes such as weather, customer-initiated delays and found variances in site conditions.

RESEARCH AND DEVELOPMENT

     The Company has relied on its Insituform process licensor, ITI, for major research and development of the Company's Insituform process product line. From time to time, however, the Company expended engineering efforts to improve its CIPP installation methods and design techniques for specific customer applications.

GOVERNMENTAL REGULATIONS

     The Company did not experience any material impediments in the use of CIPP processes arising from existing regulations or requirements, including those regulating the discharge of materials into the environment.

EMPLOYEES

     At June 30, 2003, the Company employed 63 full-time personnel. Effective September 6, 2003 and following the sale of its non-real estate assets and on-going business, the Company had 9 full-time employees.

Item 2.  Description of Property

     The Company owns four buildings  totaling  76,700 square feet situated on a
15.45 acre site in the Ardwick Industrial Park, Landover, Maryland. This facility housed the maintenance, operations, marketing, administration and executive offices of the Company.

     The Company also owns 13,885 square feet of land in Hanover, Pennsylvania. Try Tek's manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

     Until September 5, 2003, the Company also leased a 5,460 square foot facility in Cincinnati, Ohio to serve East's customers in the western region of its licensed territory.

     Until August 15, 2002, the Company leased a 15,000 square foot facility in Knoxville, Tennessee to serve Midsouth Partners customers in the southeastern United States.

     On July 24, 2003, the Company entered into a Contract of Sale with LINLO, providing for the sale to LINLO of all of the Company's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

Item 3.  Legal Proceedings

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 18, 2003, the Company's controlling stockholder, CERBCO, Inc., (through its wholly-owned subsidiary, CERBERONICS, Inc.), approved by written consent the sale of substantially all of the Company's non-real estate assets and on-going business, and an amendment to the Company's Certificate of Incorporation effecting a contemplated change of corporate name to INEI
Corporation. As of June 18, 2003, CERBERONICS held 1,414,850 shares of INEI Common Stock and 296,141 shares of INEI Class B Common Stock and, therefore, was entitled to cast a total of 4,376,260 votes, or 62.2% of the total votes entitled to be cast by all holders of INEI Common Stock and Class B Common Stock. Please see the Company's Current Report on Form 8-K dated June 18, 2003, which is incorporated herein by reference.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information

     (i)  Common Stock

     The Company's Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers ("NASD") OTC Bulletin Board(R) system [www.otcbb.com] and also in daily "pink sheets" [www.pinksheets.com] under the trading symbol INEI. Holders of Common Stock have one vote per share on all matters on which stockholders are entitled to vote together. Prior to May 30, 2003, the Company's Common Stock was traded on the Nasdaq National Market System. The shift to the OTC Bulletin Board was implemented because the Company's Common Stock was trading at less than $1.00 per share as required by NASDAQ's Marketplace Rules.

     The following table shows the high and low bid quotations for each quarter in the two year period ended June 30, 2003 as reported by Commodity Systems,
Inc.:

                          Bid Prices* For Common Stock
           -----------------------------------------------------------
            Quarter Ended                        High          Low
             2001
               September 30                      $1.92        $1.20
               December 31                       $1.34        $1.00
             2002
               March 31                          $1.07        $0.47
               June 30                           $1.00        $0.51
               September 30                      $0.68        $0.38
               December 31                       $1.14        $0.29
             2003
               March 31                          $0.51        $0.34
               June 30                           $1.05        $0.22

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

(b)  Holders

     As of September 2, 2003, there were 462 shareholders of record of Common Stock and 7 shareholders of record of Class B Common Stock.

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

(c)  Dividends

     The Company did not declare any cash dividends to its Common Stock or Class B Common Stock shareholders during the fiscal years ended June 30, 2003 and 2002, primarily as a result of negative operating results experienced during the period.

     The declaration of any future dividends will be determined by the Board of Directors based upon conditions then existing, including the Company's operating results, financial condition, capital requirements and other factors. While there can be no assurances as to the declaration of any future dividends, it is presently contemplated that declaration of any future dividends will be considered on an annual basis. In addition, it is expected that any future cash dividends would have a record date on or about June 30th and a payment date on or about July 15th.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

     The following table reflects, as of June 30, 2003, information concerning all equity compensation plans approved by the Company's stockholders. The Company has no equity compensation plans that have not been approved by the Company's stockholders.




                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                                       Number of
                                                                                                       Securities
                                                                                                       Remaining
                                                                                                     Available for
                                                        Number of                                   Future Issuance
                                                     Securities to be       Weighted Average          Under Equity
                                                       Issued Upon           Exercise Price           Compensation
                                                       Exercise of           of Outstanding         Plans [excluding
                                                       Outstanding              Options,               securities
                                                    Options, Warrants         Warrants and            reflected in
                                                        and Rights               Rights               column (a)]

Plan Category                                              (a)                     (b)                    (c)
--------------------------------------------------- ------------------     ------------------     -------------------
Equity compensation Plans Approved by
   Security Holders                                      410,000                 $1.223                 525,000
Equity Compensation Plans Not Approved by
   Security Holders                                            0                 $0.000                       0
                                                    ------------------                            -------------------
Total                                                    410,000                                        525,000
                                                    ==================                            ===================

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$1,716,979 (-$0.39 per share) on sales of $8.9 million for the fiscal year ended June 30, 2003. In the previous year, the Company recognized a consolidated net loss of -$1,407,491 (-$0.32 per share) on sales of $18.2 million.

     The Company attributed its unfavorable fiscal year 2003 results to a reduced level of immediately workable backlog throughout the fiscal year as a result of the loss of its then largest Insituform(R) process customer, a county government in the Washington, D.C. metropolitan area, in the fourth quarter of fiscal year 2002. The Company was unable to procure additional contracts to replace this customer during fiscal year 2003.

     On June 18, 2003, the Company entered into an Asset Purchase Agreement with Insituform Technologies, Inc. ("ITI"), the licensor of the Insituform(R) process technology, providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. The closing of the sale occurred on September 5, 2003.

     Commencing in 1992, ITI entered the CIPP installation business and began to acquire North American licensees of its Insituform technology. By 2000, the Company was the only remaining independent North American Insituform licensee. In addition, the expiration of certain initial method patents for the Insituform process in 1994 permitted the entrance of new competitors, using generic processes, into the CIPP market. These competitors generally enjoy a significantly lower cost structure than did the Company due, among other reasons, to the typical absence of third-party royalty payments. The combined effect of the entry of ITI into the CIPP installation business and the entry of other, lower cost, competitors into its markets, severely and adversely affected the Company's competitive position and, consequently, its financial condition and results of operations. The Company's Board of Directors, therefore, concluded that the independent continuation of the Company in the CIPP marketplace is no longer economically viable or in the best economic interest of its stockholders.

     The Asset Purchase Agreement provided that the Company receive aggregate cash consideration of $5,500,000, subject to a 10% escrow to provide funding for its obligation, under the Escrow Agreement, to ensure that ITI realizes a minimum specified direct gross profit percentage on the work performed under the Company's contracts assumed by ITI and for the Company's indemnification obligations to ITI. Assuming ultimate release to the Company of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company anticipates that net proceeds will be approximately $4,900,000. Of this amount, $3,000,000 has been applied to repayment to CERBCO, the Company's ultimate parent company, of an intercompany loan.

     With the completion of the Asset Sale, the Board of Directors, after due consideration has undertaken certain additional transactions designed to maximize stockholder value. In this regard, subsequent to the execution of the Asset Purchase Agreement, on July 24, 2003, the Company entered into a Real Estate Contract of Sale for the sale of the Company's real estate assets. Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek, and the satisfaction of the Company's liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

     After completion of the Asset Sale and application of the net proceeds in the manner contemplated, and assuming ultimate release to the Company of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company holds:

     o two contiguous parcels of improved real property located in Landover, Maryland, historically held for the purpose of housing its corporate headquarters and CIPP business operations and which are the subject of the Real Estate Contract of Sale, which contemplates the sale of these properties for a combined price of $5,215,000;

     o one parcel of improved real property located in Hanover, Pennsylvania, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

     o cash and cash equivalents in the approximate amount of $1,900,000, substantially all of which represents residual net proceeds from the Asset Sale;

     o    residual inventory and equipment not part of the Asset Sale; and

     o    accounts receivable in the approximate amount of $2,000,000.

     The Company will not have any ongoing operations subsequent to the Asset Sale, other than those of its wholly owned subsidiary, Try Tek, and those operations are not expected to continue beyond September 30, 2003.

     Unless the Board concludes, in accordance with its fiduciary obligations, that dissolution of the Company and liquidation and distribution of its assets are not in the best interest of the Company and its stockholders, it intends to adopt a plan of dissolution and to submit the plan and the proposed dissolution to a vote of its stockholders no later than the Company's next annual meeting, currently scheduled for December 18, 2003. Pursuant to such a plan, the Company would liquidate and pay out the net proceeds of the Asset Sale, the net proceeds of the sale of its real estate assets pursuant to the Real Estate Contract of Sale in the event that that sale ultimately is consummated, the net proceeds of any other sales of assets and any other remaining funds or assets to satisfy its obligations to its creditors and then, if any funds or assets remain, would make distributions to the holders of the Common Stock and Class B Common Stock on a pro rata basis. However, pursuant to the Asset Purchase Agreement, the Company has agreed that it will not make any dividend or distribution to its stockholders for a period of one year following the closing date or the Asset Sale, except to repay its outstanding loan to CERBCO. Therefore, even if the Board of Directors were to adopt, and the stockholders were to approve, a plan of dissolution, the plan could not permit distributions to the stockholders until one year has elapsed from the closing of the Asset Sale.

Results of Operations:

     Historically, the Company's primary source of revenue has been from its now discontinued component engaged in the rehabilitation and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company has rehabilitated pipelines using other rehabilitation processes, custom designed and built special machinery and performed manhole rehabilitation and pipeline cleaning and television inspection services, approximately 90% of the Company's revenues for the years ended June 30, 2003 and 2002 came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

     Consolidated sales of the Company's discontinued operations decreased approximately $9.2 million (-52%) from $18.1 million in fiscal year 2002 to $8.9 million in fiscal year 2003, primarily as a result of a reduced volume of immediately workable backlog in the Company's licensed Insituform process territory during the latter fiscal year as the result of the loss of a major customer in fiscal year 2002.

     The Company's gross profit (loss) as a percentage of sales revenue was -8% in fiscal year 2003 and 7% in fiscal year 2002, respectively. The decrease in the Company's gross profit margin in fiscal year 2003 as compared to fiscal year 2002 is due primarily to the absorption of semi-fixed costs over reduced sales levels during fiscal year 2003.

     Selling, general and administrative expenses decreased $906,033 (-28%) in fiscal year 2003 as compared to fiscal year 2002, primarily as a result of cost reduction measures begun during fiscal 2002 and continued throughout fiscal year 2003.

     Interest expense decreased $152,549 (-54%) in fiscal year 2003 as compared to fiscal year 2002, primarily as a result of interest expense incurred on decreased borrowings under, and reduced interest rates on, the Company's intercompany Notes Payable to CERBCO, Inc. during the year ended June 30, 2003.

     Other income increased $463,289 (608%)in fiscal year 2003 as compared to fiscal year 2002, primarily as a result of gains recognized from sales of excess equipment in fiscal year 2003.

     The credit for income taxes of $895,000 was recorded for fiscal year 2003 based on the Company estimating the utilization of $2,400,000 of its net operating loss carryforward balance during 2004. The credit was computed based on a combined effective tax rate of 37.3% which is net of the federal benefit for state taxes. The credit for income taxes of $683,000 was recorded for fiscal year 2002 as a result of tax legislation enacted during the fiscal year permitting the Company to carry back tax losses incurred during fiscal year 2001 against taxable income recognized during fiscal year 1996.

Liquidity and Capital Resources

     During the fiscal year ended June 30, 2003, $304,096 in cash was used in the Company's operating activities, primarily as a result of the Company's net loss for the year. The net loss was offset to some extent by $1.0 million in depreciation and amortization not requiring the outlay of cash and a $1.1 million decrease in accounts receivable. During the fiscal year ended June 30, 2002, $2,063,496 in cash was provided by the Company's operating activities, primarily as a result of a $2.8 million decrease in accounts receivable.

     Fiscal year 2003 and 2002 capital expenditures included minimum amounts to purchase replacements for aging vehicles and production equipment. In fiscal years 2003 and 2002, sales of excess equipment provided cash of $445,242 and $191,298, respectively.

     The Company maintains a $4,000,000 intercompany revolving line of credit with its parent corporation, CERBCO, Inc. ("CERBCO"). During the year ended June 30, 2003, the Company received and repaid $600,000 in line of credit advances from CERBCO. During the year ended June 30, 2002, the Company received $2.7 million and repaid $4.8 million in line of credit advances from CERBCO. At June 30, 2003, the Company had an outstanding balance of $3,000,000 against this intercompany line. This balance was repaid in full on September 5, 2003 from the proceeds of the asset sale to ITI.

Off-Balance Sheet Arrangements

     Except as shown in Note 6, Leases, the Company has no off-balance sheet arrangements.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates and general economic conditions, and legislative/regulatory changes. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

     See financial statements provided following Item 8A below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is incorporated by reference to Insituform East, Incorporated Report on Form 8-K dated June 21, 2002.

Item 8A. Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer Committee ("CEOC"), which performs as a functional equivalent of a Chief Executive Officer, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2003.

     Disclosure controls and procedures are the controls and other procedures that are assigned to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of INEI Corporation (formerly Insituform East, Incorporated)
Landover, Maryland



We have audited the accompanying consolidated balance sheet of INEI Corporation (formerly Insituform East, Incorporated) and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INEI Corporation (formerly Insituform East, Incorporated) and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Aronson & Company

Aronson & Company
Rockville, Maryland
August 21, 2003

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended June 30,
                                               -------------------------------
                                                   2003              2002
                                               -------------------------------

     Sales                                       $8,880,602      $18,152,666
                                               --------------   --------------

     Costs and Expenses:
          Cost of sales                           9,597,328       16,834,485
          Selling, general and administrative     2,308,671        3,214,704
                                                --------------  --------------
              Total Costs and Expenses           11,905,999       20,049,189
                                                --------------  --------------
     Loss from Operations                        (3,025,397)      (1,896,523)

     Investment Income                                1,562           10,014
     Interest Expense                              (127,571)        (280,120)
     Other Income                                   539,427           76,138
                                                --------------  --------------
     Loss Before Income Taxes                    (2,611,979)      (2,090,491)
     Credit for Income Taxes                       (895,000)        (683,000)
                                                --------------  --------------
     Net Loss                                   $(1,716,979)     $(1,407,491)
                                                ==============  ==============

     Basic and Diluted Loss Per Share           $     (0.39)     $     (0.32)
                                                ==============  ==============

     See notes to consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                        $    412,289
     Accounts receivable:
         Due from customers                                                              2,792,704
         Other                                                                              78,285
     Inventories                                                                           671,010
     Prepaid and refundable income taxes                                                    19,676
     Prepaid expenses                                                                       63,010
                                                                                    ----------------
         Total Current Assets                                                            4,036,974

Property, Plant and Equipment, held for sale, at cost less accumulated depreciation
                                                                                         6,024,279

Deferred Income Taxes - net of valuation allowance of
     $1,410,000                                                                            895,000
Cash Surrender Value of SERP Life Insurance                                                289,469
                                                                                    ----------------
     Total Assets                                                                      $11,245,722
                                                                                    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to CERBCO, Inc.                                                     $ 3,000,000
     Accounts payable                                                                    1,277,347
     Accrued compensation and other expenses                                               628,393
     Income taxes payable                                                                   10,000
                                                                                   -----------------
         Total Current Liabilities                                                       4,915,740

Accrued SERP Liability                                                                     274,461
                                                                                   -----------------
     Total Liabilities                                                                   5,190,201
                                                                                   -----------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock - $.04 par value: 10,000,000 shares authorized; 4,387,163
       shares issued; 4,059,266 shares outstanding                                         175,486
     Class B Common stock - $.04 par value: 800,000 shares authorized; 297,596
       shares issued and outstanding                                                        11,904
     Additional paid-in capital                                                          4,000,424
     Retained earnings                                                                   3,057,320
                                                                                   -----------------
                                                                                         7,245,134
     Less cost of 327,897 shares of Common stock in treasury                             1,189,613
                                                                                   -----------------
     Total Stockholders' Equity                                                          6,055,521
                                                                                   -----------------
     Total Liabilities and Stockholders' Equity                                         $11,245,722
                                                                                   =================
See notes to consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2003 and 2002

                                                 $.04 Par Value                                                          Total
                                $.04 Par Value   Class B Common     Additional        Retained     Common Stock in   Stockholders'
                                 Common Stock        Stock       Paid-in Capital      Earnings         Treasury          Equity
                               -----------------------------------------------------------------------------------------------------

Balance - July 1, 2001              $175,486           $11,904      $4,000,424        $ 6,181,790     $(1,189,613)     $ 9,179,991
  Net loss for the year                    -                 -               -         (1,407,491)              -       (1,407,491)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2002              175,486            11,904       4,000,424          4,774,299      (1,189,613)       7,772,500
  Net loss for the year                    -                 -               -         (1,716,979)              -       (1,716,979)
                               -----------------------------------------------------------------------------------------------------

Balance - June 30, 2003             $175,486           $11,904      $4,000,424         $3,057,320     $(1,189,613)     $ 6,055,521
                               =====================================================================================================

See notes to consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended June 30,
                                                                            -----------------------------------
                                                                                 2003               2002
                                                                            -----------------------------------
Cash Flows from Operating Activities:
   Net loss                                                                   $(1,716,979)       $(1,407,491)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                              1,029,670          1,508,821
     Deferred income taxes                                                       (895,000)                 -
     Gain on sale of equipment                                                   (376,434)          (145,262)
     Accrued SERP Liability                                                        48,930             51,920
   Changes in assets and liabilities:
     Receivables                                                                1,099,425          2,761,537
     Inventories                                                                  166,207            265,304
     Other current assets                                                         151,887             25,167
     Payables and accruals                                                        188,198           (996,500)
                                                                            ----------------   ----------------
Net cash (used in) provided by operating activities                              (304,096)         2,063,496
                                                                            ----------------   ----------------
Cash Flows from Investing Activities:
   Capital expenditures                                                           (31,021)          (127,812)
   Increase in cash surrender value of SERP life insurance                        (78,426)           (10,473)
   Sale of equipment                                                              445,242            191,298
                                                                            ----------------   ----------------
Net cash provided by investing activities                                         335,795             53,013
                                                                            ----------------   ----------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                        600,000          2,700,000
   Repayment of line of credit advances to CERBCO, Inc.                          (600,000)        (4,800,000)
   Principal payments under capital lease obligations                              (3,352)           (39,243)
                                                                            ----------------   ----------------
Net cash used in financing activities                                              (3,352)        (2,139,243)
                                                                            ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                               28,347            (22,734)
Cash and cash equivalents at beginning of year                                    383,942            406,676
                                                                            ----------------   ----------------
Cash and cash equivalents at end of year                                      $   412,289        $   383,942
                                                                            ================   ================
Supplemental disclosure of cash flow information:
     Interest paid                                                            $   127,571        $   297,516
     Income taxes refunded                                                    $         -        $  (683,000)


See notes to consolidated financial statements

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 and 2002

1.       Summary of Significant Accounting Policies

Business Operations

     Until September 5, 2003, INEI Corporation (formerly known as Insituform East, Incorporated) (the "Company") and its subsidiaries were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe ("CIPP") rehabilitation processes to produce a shape-conforming "pipe-within-a-pipe." From 1978 to September 5, 2003, the Company performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform(R) process under territorially exclusive sublicense agreements as explained in Note 8. Utilizing other trenchless CIPP processes, the Company's wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April, 2002 substantially without geographic restriction, after which the partnership was essentially inactive.

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

Revenue Recognition

     The Company recognized revenue using the units of completion method as pipeline sections were rehabilitated. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had a duration of less than one year.

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

Advertising and Sales Promotion Costs

     Advertising and sales promotion costs are expensed as incurred and totaled approximately $5,000 and $16,000 in fiscal years 2003 and 2002, respectively,

Income Taxes

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

Stock-Based Compensation

     At June 30, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        2003            2002
                                                     ------------   ------------

Net Loss, as reported                                $(1,716,979)   $(1,407,491)
Deduct:  Total stock-based employee
  compensation under fair value based method
  for all awards, net of related tax effects             (31,657)       (32,342)
                                                     ------------   ------------

Pro Forma Net Loss                                   $(1,748,636)   $(1,439,833)
                                                     ============   ============

Basic and diluted loss per share:
     As reported                                     $     (0.39)   $     (0.32)
     Pro forma                                       $     (0.40)   $     (0.33)

--------------------------------------------------------------------------------


Recent Accounting Pronouncements

     During the Company's year ended June 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9; SFAS No. 148,
Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123; SFAS No. 149, Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     SFAS No. 147 addresses Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applied to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

     SFAS  No.  148  amends  Statement  No.  123,   Accounting  for  Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management will follow this Standard when reporting on its method of accounting for stock-based employee compensation.

     SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

     SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It  requires  that an issuer  classify a financial  instrument  that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement No. 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Management does not believe that adoption of this Standard will have any significant impact on its financial statements.

2.   Discontinued Operations

     On June 18, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI") providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003.

     The Agreement provided, among other things, for the purchase by ITI of (i) certain of the Company's operating vehicles, equipment and inventories, (ii) all of the Company's on-going contracts (other than those of Try Tek) and (iii) the Company's sublicenses and other intellectual property, including its supply agreements.

     In May 2003, the Company entered into discussions with several parties indicating interest in a possible purchase of Try Tek or some or all of its assets. Try Tek's operations have been significantly curtailed since that time and are not expected to continue beyond September 30, 2003.

     As of June 30, 2003, all of the Company's activities are considered to be discontinued. See Note 17: Subsequent Event, for a discussion of a contract to sell substantially all of the Company's real estate assets.

3.   Accounts Receivable

     Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts. Until September 5, 2003, the Company performed services under contract primarily with governmental authorities - federal, state and local entities. The Company's bad debt writeoffs have been insignificant historically. Based on the specific terms of the Company's pipeline rehabilitation contracts, the profile of its customer base, its collection and writeoff experience and its review of specific account balances, the Company has established an Allowance for Doubtful Accounts of $17,819 for June 30, 2003. Other accounts receivable includes expense advances to officers and employees of $3,786 at June 30, 2003.

4.   Property, Plant and Equipment

     Property, plant and equipment, held for sale, consist of the following:

                                                                   June 30, 2003
                                                                   -------------
         Land and improvements                                      $ 2,018,587
         Buildings and improvements                                   5,945,067
         Vehicles and production equipment                           10,325,768
         Small tools, radios and machine shop equipment               2,651,299
         Office furniture and equipment                               1,239,782
         Leasehold improvements                                           6,351
                                                                   -------------
                                                                     22,186,854
         Less accumulated depreciation                              (16,162,575)
                                                                   -------------
         Property, plant and equipment, at cost less accumulated
              depreciation                                          $ 6,024,279
                                                                    ============

     The Company incurred repair and maintenance costs of approximately $365,000 and $785,000 for the years ended June 30, 2003, and 2002, respectively.

5.   Notes Payable

     The Company maintains an intercompany line of credit facility with CERBCO, Inc., a parent holding company with a controlling interest in the Company. Loans against this facility are due on demand with interest payable monthly at the commercial bank prime lending rate. This facility, which is available for an indefinite period, was decreased from $6,000,000 to $4,000,000 in December 2002. The facility is collateralized by substantially all tangible and intangible assets owned by the Company. During the fiscal year ended June 30, 2003, total advances under the facility were $600,000 and total repayments were $600,000. On September 5, 2003, the outstanding balance of $3,000,000 was repaid in full to CERBCO.

6.   Leases

     The Company leased operations facilities as it deemed necessary given the volume of current and potential work in a particular geographic area of its territory. The Company also leased equipment on a short-term basis for specific contract requirements. The Company's rental expense for leased equipment and facilities charged to operations was approximately $85,000 and $228,000 for the years ended June 30, 2003 and 2002, respectively. These leases are classified as operating leases. The Company has committed to make minimum lease payments of approximately $22,000 on noncancelable operating leases during the year ending June 30, 2004.

7.   Income Taxes

     A reconciliation of income tax computed at the statutory federal rate to the credit for income taxes included in the consolidated statements of operations is as follows:

                                                                                Years Ended June 30,
                                                                              ------------------------
                                                                                2003            2002
                                                                                ----            ----

       Statutory federal income tax rate:                                       34%              34%
                                                                                ===              ===
       Income tax benefit computed at the statutory federal rate
                                                                               $(888,000)   $(711,000)
       State income tax benefit, net of federal tax benefit                      (86,000)     (69,000)
       Non-deductible expenses                                                    46,000       61,000
       Other                                                                           0       52,500
       Valuation allowance                                                        33,000      (16,500)
                                                                              ----------    ---------
       Credit for income taxes                                                $(895,000)    $(683,000)
                                                                              ==========    =========

       Effective tax rate                                                         (34%)        (33%)
                                                                                   ===          ===


     The credit for income taxes consists of the following:

                                                         Years Ended June 30,
                                                        ------------------------
                                                         2003              2002
                                                          ----             ----
   Current Taxes:
        Federal                                         $      0      $(683,000)
        State                                                  0              0
                                                        --------      ---------
              Total current tax benefit                        0       (683,000)
                                                        --------      ---------
   Deferred
        Federal                                         (775,000)             0
        State                                           (120,000)             0
                                                        --------       --------
              Total deferred tax benefit                (895,000)             0
                                                         --------       --------
                       Total credit for taxes          $(895,000)     $(683,000)
                                                         ========      =========

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

     The calculation of the Company's Credit for Income Taxes for the years ended June 30, 2003 and 2002, using applicable enacted Federal and state rates, resulted in a net deferred tax asset as temporary differences attributable to operating loss carryforwards exceeded deferred tax liabilities attributable to other temporary differences, principally the recognition of depreciation expense. The net deferred tax asset of $2,305,000 at June 30, 2003 has been reduced by a valuation allowance of $1,410,000 because, based on the weight of evidence available, to include the Company's pretax operating losses recognized during the past seven fiscal years, it is more likely than not that the full deferred tax asset will not be realized.

     At June 30, 2003, the Company has net operating loss carryforwards of approximately $8,284,000 available to reduce future Federal tax liabilities. Approximately $1,821,000, $2,834,000, $1,595,000 and $2,034,000 of available net operating loss carryforwards will expire in 2019, 2020, 2021, and 2022, respectively.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 2003 are presented below:


                                                             June 30, 2003
                                                            ---------------
        Deferred Tax Asset:
             Net operating loss carry forwards                $(3,089,000)
             Other                                                  5,000
             Valuation allowance                                1,410,000
                                                               ----------
             Total Deferred Tax Asset                          (1,674,000)

        Deferred Tax Liability:
             Deferred compensation                                149,000
             Depreciation                                         630,000
                                                               ----------
             Net Deferred Tax Asset                            $ (895,000)
                                                               ==========



8.   Commitments and Contingencies

License Agreements

     Until September 5, 2003, East held six sublicense agreements with Insituform Technologies, Inc.("ITI") which granted East the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three Kentucky counties. The agreements were for the life of the patents or the patent rights unless sooner terminated by a specified action of East or ITI. The agreements specified that a royalty equal to 8% of the gross contract price of all contracts performed by East utilizing the process, less certain fees, be paid to ITI.

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

     Until September 5, 2003, East held a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe(R) process and trademark. East had committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

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

     The East agreements obligated the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company's marketing and sales plans for licensed processes by ITI. During the year ended June 30, 2003, the Company incurred $709,412 in royalty expense, to include $256,200 in minimum annual royalties not waived by ITI. During the year ended June 30, 2002, the Company incurred $1,246,508 in royalty expense, to include $240,862 in minimum annual royalties not waived by ITI.

     Under the terms of the Asset Purchase Agreement closed on September 5, 2003, ITI purchased all licenses and sublicenses held by the Company, including all Insituform and NuPipe licenses, sublicenses and rights to use or operate under Insituform or NuPipe patents or trademarks, and intangible or intellectual property rights, including know-how, relating thereto or to the business. Under the terms of a side letter agreement dated June 18, 2003 between Insituform East and ITI, in settlement of all accrued and unpaid minimum royalties under such license agreements, ITI received certain pieces of equipment with an aggregate value of $200,000.

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

     Effective January 1, 2003, East entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company's commitment to purchase its tube requirements sole source from ITI.

     Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP pipe rehabilitation in the partnership's previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

Other Contingent Liabilities

     From time to time and until September 5, 2003, the Company performed services for the U.S. Government under contracts which were subject to audit and potential adjustment. Contract revenues were recorded in amounts which were expected to be realized at contract completion upon final settlement with U.S. Government representatives.

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

     At June 30, 2003, the Company held 327,897 shares of its Common Stock in Treasury at an average price of $3.63 per share.

10.  Profit Sharing Plans

     All employees meeting certain minimum eligibility requirements and who are not covered by collective bargaining agreements participate in a profit-sharing plan. No employees were covered by collective bargaining agreements as of June 30, 2003. Contributions are determined annually by the Company. The Company recognized no profit sharing expense for the years ended June 30, 2003 and 2002.

11.  Supplemental Executive Retirement Plan

     On January 1, 1998, the Company established an unfunded supplemental executive retirement plan ("SERP") for its then three executive officers, who were not otherwise participants in the parent company SERP. One of these officers retired in fiscal year 2002. The expense for this plan was approximately $42,000 and $59,000 for the fiscal years ended June 30, 2003 and 2002, respectively.

     On July 1, 1998, the Company established a trust to facilitate the payment of benefits under the plan. Funds in the trust are invested in variable life insurance policies on the lives of the two plan-covered officers remaining as of June 30, 2003. Assets of the trust are subject to the claims of the Company's creditors in the event of bankruptcy or insolvency.

12.  Net Loss Per Share

     Basic and diluted loss per share was computed by dividing net loss by the number of common shares outstanding during the period, which does not include common stock equivalents since the effect would be antidilutive. Shares of 4,356,862 were used in computing basic and diluted loss per share for the years ended June 30, 2003 and 2002.

13.  Stock Option Plans

     The Company maintains three stock option plans. All grants of options are made at the market price of the Company's Common Stock at the date of the grant.

     On December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company. On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to the then four executive officers of the Company who were not Directors at a per share price of $1.5625. These options vested on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan have been exercised.

     Also, on December 10, 1999, the shareholders of the Company adopted the Insituform East, Incorporated 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

     On December 9, 1994, the shareholders of the Company adopted the Insituform East, Incorporated 1994 Board of Directors Stock Option Plan. Under the terms of this plan, 60,000 shares of Common Stock remain reserved for the Directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

     The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during the past two fiscal years:

                        1999 Board of Directors       1994 Board of Directors
                           Stock Option Plan             Stock Option Plan
                     ----------------------------- -----------------------------
                                     Weighted                        Weighted
                                   Average Price                  Average Price
                      Shares         Per Share        Shares        Per Share
Outstanding
  July 1, 2001       180,000          $1.46          225,000          $2.08
  Granted             60,000            .80                0              0
  Exercised                0              0                0              0
  Expired            (60,000)          1.50         (105,000)          2.39
                     -------                        --------

Outstanding
  June 30, 2002      180,000           1.23          120,000           1.80
  Granted             60,000           0.66                0              0
  Exercised                0              0                0              0
  Expired                  0              0          (60,000)          2.49
                     -------                         -------

Outstanding
  June 30, 2003      240,000          $1.09           60,000          $1.14
                     =======                          ======

     As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     Summary information for stock options granted during the years ended June 30, 2003 and 2002 is as follows:

                                                         Years Ended June 30,
                                                         --------------------
                                                         2003            2002
                                                         ----            ----
        Date of grant                                  12/12/02         5/14/02
        Option shares granted                           60,000          60,000
        Risk-free interest rate                          2.40%           3.26%
        Expected stock price volatility                  111%             83%
        Per share exercise price                        $0.66           $0.80
        Fair value per option share                     $0.53           $0.54

     The fair value of options granted during the years ended June 30, 2003 and 2002 was estimated on the dates of the grants using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

14.  Segment Reporting Information

     The Company's now discontinued operating activities consisted of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using cured-in-place pipe ("CIPP") rehabilitation processes.

     The Company's sales to foreign countries, consisting of equipment and parts manufactured by East's Try Tek Machine Works subsidiary, were $96,698 and $308,684 for the years ended June 30, 2003 and 2002, respectively.

15.  Significant Customers

     Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company's revenues have come from state and local government entities - cities, counties, state agencies and regional authorities. The Company was not the low bidder on renewal work during fiscal year 2002 with its largest Insituform process customer, a county government in the Washington, D.C. metropolitan area, and the loss of such significant work had an immediate effect on the Company's workable backlog from the fourth quarter of fiscal year 2002 and throughout fiscal year 2003. During the year ended June 30, 2003, a city government in central Virginia and a regional authority in southwest Ohio accounted for 35% and 26%, respectively, of the Company's revenues. During the year ended June 30, 2002, a county government in the Washington, D.C. metropolitan area, a city government in central Virginia and a regional sanitary authority in southeast Ohio account for 38%, 15% and 14%, respectively, of the Company's revenues.

16.  Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for the years ended June 30, 2003 and 2002 is presented in the following table:


                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                            September 30,        December 31,         March 31,           June 30,
                                                 2002                2002               2003                2003
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 2003

Sales                                           $ 2,602,127      $ 2,149,864        $1,700,949           $2,427,662
Gross Profit (Loss)                             $ (451,589)      $ (717,328)        $ (1,063,310)        $(793,170)
Net Earnings (Loss)                             $ (281,965)      $   (602,550)      $    (961,845)       $ 129,381
Net Earnings (Loss) Per Share                   $   (0.06)       $   (0.14)         $   (0.22)           $   0.03

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------
                                            September 30,        December 31,         March 31,           June 30,
                                                 2001                2001               2002                2002
                                          ------------------- ------------------- ------------------ -------------------
Year Ended June 30, 2002

Sales                                           $ 4,864,856     $5,185,027          $4,883,746           $ 3,219,037
Gross Profit (Loss)                             $ (135,619)     $ 864,633           $ 650,626            $ (61,459)
Net Earnings (Loss)                             $(1,134,998)    $  93,208           $ 479,113            $ (844,814)
Net Earnings (Loss) Per Share                   $   (0.26)      $   0.02            $   0.11             $   (0.19)

17.  Subsequent Event

     On July 24, 2003, the Company entered into a Contract of Sale with LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of the Company's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, expected to occur by the end of November 2003, is subject to certain customary conditions, including that LINLO has a 70-day period (commencing July 24, 2003) to ensure the suitability of the property for its use and development.

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

     The individuals listed in the table who are executive officers but not directors of the Company are John F. Mulhall, Gregory Laszczynski and Robert F. Hartman. Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal. On September 5, 2003, Messrs. Mulhall and Laszczynski resigned their positions with the Company to accept new positions with ITI.

                                                                                 First Became       Class of Common Stock For
Name, Age, Principal Occupation, Business Experience and Directorships            A Director              Which Elected
-----------------------------------------------------------------------         --------------- -------------------------------
George Wm. Erikson, Age 61 1/                                                    1984               Class B Common Stock
Chairman,  member of the Chief Executive  Officer  Committee and General Counsel
     since 1986,  Chairman of the Board of Directors from 1985 to 1986;  CERBCO,
     Inc. -- Chairman,  General  Counsel and Director  since 1988;  CERBERONICS,
     Inc. -- Vice Chairman  since 1988,  Chairman  from 1979 to 1988,  Secretary from 1976 to 1988,  General  Counsel  since 1976 and  Director  since 1975;
     Capitol Office  Solutions,  Inc. -- Chairman,  General Counsel and Director
     from 1987 to June 30, 1997.

Robert W. Erikson, Age 58 1/                                                     1985               Class B Common Stock
President since  September 1991, Vice Chairman and member of the Chief Executive
     Officer  Committee since 1986, Vice Chairman of the Board of Directors from
     1985 to 1986; CERBCO,  Inc. -- President,  Vice Chairman and Director since
     1988; CERBERONICS, Inc. -- Chairman since 1988, President from 1977 to 1988 and Director since 1974;  Capitol Office  Solutions,  Inc. -- Vice Chairman
     and Director  from 1987 to June 30, 1997;  Director of The Palmer  National
     Bank from 1983 to 1996,  and  Director of its  successor,  The George Mason
     Bank, N.A., until June 1997.

Webb C. Hayes, IV, Age 55  2/  3/                                                1994               Common Stock
Managing  Director of Private  Client  Services at  Friedman,  Billings,  Ramsey
     Group,  Inc.;  Director and Vice  Chairman of United Bank from June 1997 to
     May 1999; Director and Executive Vice President of George Mason Bankshares,
     Inc. and Chairman,  President and CEO of The George Mason Bank,  N.A., from
     1996 to 1997;  Chairman of the Board of Palmer National Bancorp.,  Inc. and
     The Palmer  National Bank from 1985 to 1996,  President and Chief Executive
     Officer from 1983 to 1996; Director of CERBCO, Inc. since 1991; Director of
     Capitol Office Solutions,  Inc. from 1992 to June 30, 1997; Director of the
     Federal Reserve Bank of Richmond from 1992 to 1995.


Paul C. Kincheloe, Jr., Age 62 2/  3/                                            1994               Class B Common Stock
Practicing attorney and real estate investor since 1967; Partner in the law firm of Kincheloe and Schneiderman  since 1983;  Director of CERBCO,  Inc. since
     1991;  Director of Capitol  Office  Solutions,  Inc.  from 1992 to June 30,
     1997; Director of Herndon Federal Saving & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

William "Will" C. Willis, Jr., Age 50 4/                                         2003               Common Stock
Director, President and CEO of Global  Technovations,  Inc. since 1997, Chairman of the Board  since 1998;  Chairman  off Willis &  Associates  from 1995 to
     1997;  President and COO of MBf USA, Inc. from 1994 to 1995;  President and
     CEO of Insituform  Technologies,  Inc. from 1990 to 1993;  President of The
     Paper Art  Company,  Inc., a division of The Mennen  Company,  from 1985 to
     1990.

Robert F. Hartman, Age 56
Vice President of Administration and Secretary since 1991, Treasurer and CFO since May 2002; Vice President and Controller of CERBCO, Inc. since 1988,
     Secretary  since 1991,  Treasurer and Chief  Financial  Officer since 1997;
     Vice President and Treasurer of CERBERONICS,  Inc. since 1988;  employed by
     Dynamac  International,  Inc.  from 1985 to 1988,  serving  as  Controller;
     employed by CERBERONICS, Inc. from 1979 to 1985, serving as Vice President and Treasurer from 1984 to 1985.

John F. Mulhall, Age 57
Vice President of Sales and Marketing from 1988 to September  2003,  Director of
     Sales and Marketing from 1987 to 1988; employed by Translogic Corporation, a material conveying system manufacturer, from 1972 to 1987, serving as Eastern Regional Manager from 1979 to 1987.

Gregory Laszczynski, Age 49
Vice President of Operations from 1989 to September 2003, Director of Operations from 1987 to 1989; employed by FMC Corporation from 1984 to 1987, serving as a Project Engineer.


---------------------------------------------------------------------------------------------------------------------

1/   Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
-
2/   Member of Audit Committee.
-
3/   Member of Stock Option Committee.
-
4/   Mr. Willis was elected a director on April 30, 2003.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. To the best of the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner during the fiscal year.

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

SUMMARY COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2003, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE
                                                                                         Long-Term Compensation
                                                                                    ---------------------------------
                                                Annual Compensation                         Awards          Payouts
                                                                                            ------          -------
                                 --------------------------------------------------
  Name and Principal    Fiscal   Salary     Bonus    Other Annual    Total Annual   Restricted  Securities  LTIP        All Other
       Position         Year        ($)       ($)    Compensation    Compensation   Stock       Underlying  Payouts   Compensation
                                                        ($) 4/           ($)        Awards ($)  Options/      ($)        ($) 5/
                                                                                                 SARs (#)
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------

George Wm. Erikson       2003     $168,953       $0       $0              $168,953       $0        15,000        $0      $       0
Chairman & General       2002      186,282        0        0               186,282        0        15,000         0            949
Counsel 1/               2001      225,271        0        0               225,271        0        15,000         0          1,463
        -

Robert W. Erikson        2003     $168,953       $0        $0             $168,953       $0        15,000        $0      $       0
Vice Chairman &          2002      186,282        0         0              186,282        0        15,000         0            949
President 1/             2001      225,271        0         0              225,271        0        15,000         0          1,463
          -

John F. Mulhall          2003     $130,009       $0       $0              $130,009       $0             0        $0      $       0
Vice President of        2002      132,315        0        0               132,315        0             0         0            687
Sales & Marketing 2/     2001      131,799        0        0               131,799        0        40,000         0          1,062
                  -

Gregory Laszczynski      2003     $142,030       $0       $0              $142,030       $0             0        $0      $       0
Vice President of        2002      144,247        0        0               144,247        0             0         0            769
Operations 2/            2001      143,435        0        0               143,435        0        40,000         0          1,177
           -

Robert F. Hartman        2003     $101,596       $0       $0              $101,596       $0             0        $0      $       0
Vice President ,         2002       96,427        0        0                96,427        0             0         0            509
Secretary, Treasurer &   2001       95,883        0        0                95,883        0        30,000         0            783
Chief        Financial
Officer
3/
----------------------- -------- ---------- -------- -------------- --------------- ----------- ----------- --------- --------------

1/ The Company's Chief Executive Officer Committee, consisting of the Chairman and the Vice Chairman & President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/   Employment discontinued effective September 6, 2003.
3/ Mr. Hartman assumed the additional duties of Treasurer & Chief Financial Officer effective May 18, 2002.
4/ None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
5/ Amounts allocated under the Insituform East, Incorporated Employee Advantage Plan.

COMPENSATION PURSUANT TO PLANS

Insituform East, Incorporated Employee Advantage Plan

     The Company maintains a noncontributory profit sharing (retirement) plan, the Insituform East, Incorporated Employee Advantage Plan (the "IEI Advantage Plan"), in which all employees not covered by a collective bargaining agreement and employed with the Company for at least one year are eligible to participate. No employee is covered by a collective bargaining agreement. The IEI Advantage Plan is administered by the Company's Board of Directors which determines, at its discretion, the amount of the Company's annual contribution. The Insituform East Board of Directors can authorize a contribution, on behalf of the Company, of up to 15% of the compensation paid to participating employees during the year. The plan is integrated with Social Security. Each participating employee is allocated a portion of the Company's contribution based on the amount of that employee's compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Discretionary amounts allocated under the IEI Advantage Plan begin to vest after three years of service (at which time 20% vests) and are fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2003.

     The IEI Advantage Plan also includes a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, the Company's Board of Directors may authorize an employer matching contribution equal to 25% of the participant's deferred compensation up to a maximum of 1.5% of the participant's total paid compensation for the fiscal year. Participants are 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2003.

Insituform East, Incorporated Supplemental Executive Retirement Plan

     During fiscal year 1998, the Company entered into Supplemental Executive Retirement Agreements with Messrs. John Mulhall and Gregory Laszczynski pursuant to a Supplemental Executive Retirement Plan (the "SERP"). Each agreement provides for monthly retirement benefits of 25% of the executive's final aggregate monthly salary from the Company as defined in and limited by the executive's agreement. Each covered executive's benefit under the plan is payable in equal monthly amounts for the remainder of the covered executive's life beginning as of any date on or after his 62nd birthday (at the covered executive's election) but not before his termination of service. Payments under the SERP are not subject to any reduction for Social Security or any other offset amounts but are subject to Social Security and other applicable tax withholding.

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

     The following table sets forth information concerning vested annual benefits as of June 30, 2003 for the two executives covered by the SERP:

                                         Years of Credited        Current Annual            Vested            Vested
Name                                     Service Under Plan    Covered Compensation       Percentage      Annual Benefit

John F. Mulhall                                  6                   $ 136,411              42.86%           $ 14,616
Gregory Laszczynski                              6                   $ 148,454              27.27%           $ 10,121

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

     On December 12, 2002 options on a total of 60,000 shares of Common Stock were granted to directors of the Company (options on 15,000 shares to each of then four directors) at a per share price of $0.66. No options available under this plan were exercised by directors of the Company during fiscal year 2003.

1994 Board of Directors' Stock Option Plan

     Insituform  East  adopted,  with  stockholder  approval  at the 1994 Annual
Meeting  of  Stockholders,  the  Insituform  East,  Incorporated  1994  Board of
Directors Stock Option Plan (the "IEI 1994 Directors' Plan"). The purpose of this plan is the same as the IEI 1999 Directors' Plan. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. Options were first granted to directors on December 9, 1994 and at each of the four succeeding Board of Directors meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitles each director to whom such options were granted the right to purchase 15,000 shares of Insituform East's Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. Although no further options are anticipated to be granted under this plan, options previously granted, and which have not already been exercised or expired, will remain in effect until exercise or expiration, whichever comes first. Under the terms of this plan, up to 60,000 shares of Insituform East Common Stock remain reserved for the directors of Insituform East. No options available under the plan were exercised by directors of Insituform East during fiscal year 2003.

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

     On December 8, 2000, options on a total of 110,000 shares of Common Stock were granted to then four executive officers of the Company (including options on 40,000 shares each to Messrs. Mulhall and Laszczynski and 30,000 shares to Messrs. Hartman) at a per share price of $1.5625. These options were vested on December 8, 2002 and are exercisable at any time and from time-to-time until December 8, 2005, unless exercisable sooner as set forth in the executives' option agreements. No options available under this plan were exercised by executive officers of the Company during the fiscal year ended June 30, 2003.

OPTIONS/SAR GRANTS

     The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 2003 under the 1999 Board of Directors Stock Option Plan:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                            -------------- ------------------------- --------------
                                           % of Total Options/SARs    Exercise or
                            Options/SARs   Granted to Employees in    Base Price        Expiration
Name                         Granted (#)         Fiscal Year           ($/Share)           Date
--------------------------- -------------- ------------------------- --------------  -----------

George Wm. Erikson             15,000                25%                 $0.66         12/12/07
Robert W. Erikson              15,000                25%                 $0.66         12/12/07
--------------------------- -------------- ------------------------- --------------  -----------


   AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     No option or Stock Appreciation Right grants made under the 1999 or 1994 Board of Directors Stock Option Plans or the 1999 Employee Stock Option Plan to any of the named executive officers were exercised during fiscal year 2003. The following table sets forth information concerning option or stock appreciation right grants held by each of the named executive officers, as of June 30, 2003:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                        Number of Securities Underlying       Value of Unexercised
                                                          Unexercised Options/SARs at       In the Money Options/SARs
                                                              Fiscal Year-End (#)             at Fiscal Year-End ($)
                                                        -------------------------------    -------------------------
                               Shares
                             Acquired on       Value
Name                        Exercise (#)   Realized ($)    Exercisable  Unexercisable      Exercisable  Unexercisable
--------------------------- -------------  ------------    ------------ ---------------    -----------  -------------

George Wm. Erikson                0            $0           75,000 1/         0             $3,900          $0
                                                                   -
Robert W. Erikson                 0            $0           75,000 1/         0             $3,900          $0
                                                                   -
John F. Mulhall                   0            $0           40,000 2/         0             $    0          $0
                                                                   -
Gregory Laszczynski               0            $0           40,000 2/         0             $    0          $0
                                                                   -
Robert F. Hartman                 0            $0           30,000 2/         0             $    0          $0
                                                                   -
--------------------------- -------------- --------------   ------------ ---------------   ------------ -------------

1/   Options  exercisable  under the IEI 1999 and1994  Board of Directors  Stock
     Option Plans.
2/   Options granted under the 1999 Employee Stock Option Plan.

LONG-TERM INCENTIVE PLAN AWARDS

     The Company does not have any long-term incentive plans.

REPRICING OF OPTIONS/SARs

     The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2003.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     During fiscal year 2001, two of the Company's executive officers, Messrs. Mulhall and Hartman, entered into severance agreements with the Company whereby, in the event of a change in control of the Company and the subsequent termination of the executive's employment by the Company, the executive will receive payment of one year's base salary and annual bonus, if any. The agreements also provide that, in the event the executive voluntarily resigns, the executive will not, without consent of the Company, enter into employment or other association with any other pipeline rehabilitation business in the United States. No other compensatory plan or arrangement between the Company and any named executive officer, or payment to an executive officer, resulted or will result from the resignation, retirement or other termination of employment with the Company, or from a change in control of the Company or a change in the executive officer's responsibilities following a change-in-control in an amount that exceeds $100,000.

     While not deemed by the Company to be employment contracts or termination of employment and change-in-control arrangements, the Company has entered into one-year consulting agreements with Messrs. Laszczynski and Mulhall following their termination of employment on September 6, 2003, which agreements provide for the monthly payments of $12,732.00 and $11,368.00, respectively, commencing October 6, 2003 and terminating September 6, 2004. In exchange for such consulting agreement, Mr. Mulhall agreed to release the Company from any claim to severance or other termination benefits.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of June 30, 2003:

                                                           Amount & Nature of
Name & Address of Beneficial Owner  Title of Class        Beneficial Ownership    Percent of Class
---------------------------------- ---------------------  -------------------- ----------------------

CERBCO, Inc.                        Common Stock               1,414,850              34.9% 1/
                                                                                            -
3421 Pennsy Drive                   Class B Common Stock         296,141              99.5% 1/
                                                                                            -
Landover, MD 20785

George Wm. Erikson 2/
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785

Robert W. Erikson 2/
CERBCO, Inc.
3421 Pennsy Drive
Landover, MD 20785
---------------------------------- ---------------------  -------------------- ----------------------

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

(b)  Security Ownership of Management

     The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company's Common Stock or Class B Common Stock as of September 2, 2003, and with respect to all directors and officers of the Company as a group:

                                                           Amount & Nature of Beneficial Ownership
                                                            ------------------------------------
Name of Beneficial Owner      Title of Class                Owned Outright   Exercisable Options   Percent of Class
----------------------------- ----------------------------- ---------------- --------------------  --------------------

George Wm. Erikson 1/         Common Stock                     16,500              75,000                2.2%
Robert W. Erikson 1/          Common Stock                          0              75,000                1.8%
Webb C. Hayes, IV             Common Stock                          0              75,000                1.8%
Paul C. Kincheloe, Jr.        Common Stock                          0              75,000                1.8%

All directors and officers
as a group (7 persons,
including those named above)  Common Stock                     16,500             410,000                9.5%
                              Class B Common Stock                  0                   0                0.0%
----------------------------- ----------------------------- ---------------- --------------------  --------------------

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

(c)  Changes in Control

     None

Item 12. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

     The Company maintains a $4,000,000 intercompany line of credit facility with CERBCO, Inc., a parent holding company with a controlling interest in the Company. Loans against this secured facility are collateralized by substantially all tangible and intangible assets owned by the Company and are due on demand with interest payable monthly at the commercial bank prime lending rate. Loans against this facility, which is available to the Company for an indefinite period, totaled $3,000,000 at June 30, 2003. Maximum loans against this facility during the year ended June 30, 2003 totaled $3,600,000. Mr. George Wm. Erikson, Chairman of the Company, and Mr. Robert W. Erikson, President of the Company, own 44.9% and 39.5%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company's Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits:

 Exhibit                                                                                          Pages
 Number*

2       Asset  Purchase  Agreement  dated  as of June  18,  2003  (Incorporated  by reference to Exhibit 99.1 to the Current Form 8-K dated June 18, 2003)

3.1     Restated Certificate of Incorporation of the Company amended as of June 18,
        2003.                                                                                       42

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

10.7    SAW  Agreement  (Incorporated  by  reference  to Exhibit 10.8 to the Annual
        Report on Form 10-K for the year ended June 30, 2000.)

10.8    IEI 1999 BOD Stock Option Plan  (Incorporated  by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

10.9    IEI 1999 Employee Stock Option Plan  (Incorporated  by reference to Exhibit
        10.10 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

10.10   SERP Contract with Officers  (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended June 30, 2000.)

10.11   Incentive Stock Option  Agreement with Officers  (Incorporated by reference to Exhibit  10.12 to the Annual Report on Form 10-K for the year ended June
        30, 2002.)

10.12   Severance  Agreement  with Officers  (Incorporated  by reference to Exhibit
        10.13 to the Annual Report on Form 10-K for the year ended June 30, 2002.)

11.0    Statement re computation of per share earnings                                              50

21.0    Subsidiaries of the Registrant                                                              51

31.1    Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002                    52

31.2    Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002                    53

31.3    Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002                    54

32      Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002                    55
---------------------------------------------------------------------------------                ----------
*    The Exhibit Number used refers to the  appropriate  subsection in paragraph
     (b) of Item 601 of Regulation S-B. ** Stockholders may obtain copies of any of the documents  not included  herein but filed with the SEC by writing to
     INEI Corporation,  Attn: Corporate Secretary,  3421 Pennsy Drive, Landover,
     MD 20785-1608; or on the internet at www.sec.gov.

(b)  Reports on Form 8-K:

     The Company filed three reports on Form 8-K during the quarter ended June 30, 2003. The first report, dated May 14, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated May 14, 2003 announcing the Company's financial results for the three months ended March 31, 2003.

     The second report, dated June 9, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated June 9, 2003 announcing that the Company's Common Stock was delisted from The Nasdaq SmallCap MarketSM commencing on May 30, 2003.

     The third report, dated June 18, 2003, did not include financial statements and reported under the following items:

     Item 2. Acquisition or Disposition of Assets

     On June 18, 2003, the Company entered into an Asset Purchase Agreement with Insituform Technologies, Inc. ("ITI") providing for the sale by the Company to ITI of substantially all of the Company's non-real estate assets and on-going business.

     Item 5. Other Events

     Press release announcing the execution of the Asset Purchase Agreement.

     An amendment to this report was filed on August 13, 2003 providing the pro forma financial information required by Item 7(b) with respect to this transaction.

                                   SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INEI CORPORATION

                                        /s/George Wm. Erikson
                                        ----------------------------------------
                                        George Wm. Erikson
                                        Chairman
                                        September 29, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title                Capacity                     Date


/s/ George Wm. Erikson
----------------------------
George Wm. Erikson             Director and                   September 29, 2003
Chairman                       Principal Executive Officer


/s/ Robert W. Erikson
----------------------------
Robert W. Erikson              Director and                   September 29, 2003
President                      Principal Executive Officer


/s/ Robert F. Hartman
----------------------------
Robert F. Hartman              Principal Financial Officer,   September 29, 2003
Vice President, Secretary      Principal Accounting Officer
    & Treasurer


/s/ Webb C. Hayes, IV
----------------------------
Webb C. Hayes, IV              Director                       September 29, 2003


/s/ Paul C. Kincheloe, Jr.
----------------------------
Paul C. Kincheloe, Jr.         Director                       September 29, 2003


/s/ Will C. Willis, Jr.
----------------------------
William "Will" C. Willis, Jr.  Director                       September 29, 2003