Form 10QSB
period 2003-09-30
INSITUFORM EAST INC
filed 2003-11-14
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the quarterly period ended:                              September 30, 2003


[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

For the transition period from                        to
                                -----------------           -----------------

Commission file number:       0-10800

                                INEI CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              52-0905854
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            3421 Pennsy Drive
           Landover, Maryland                                    20785-1608
(Address of principal executive offices)                         (Zip Code)

          Registrant's telephone and fax numbers, including area code:

                              (301) 386-4100 (tel)
                              (301) 386-2444 (fax)


                          Insituform East, Incorporated
                                  (Former name)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No
                                   -------     -------

As of November 3, 2003, the following number of shares of each of the issuer's classes of common stock were outstanding:

                  Common Stock                         4,059,266
                  Class B Common Stock                   297,596
                                                       ---------
                  Total                                4,356,862

Transitional Small Business Disclosure Format:    Yes          No   X
                                                      -------     -------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                      Page Reference
------------------------------                                                                      --------------

Item 1.       Financial Statements                                                                         3

              Condensed Consolidated Statements of Operations
              Three Months Ended September 30, 2003 and 2002 (Unaudited)                                   3

              Condensed Consolidated Balance Sheet
              September 30, 2003 (Unaudited)                                                               4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended September 30, 2003 and 2002 (Unaudited)                                   5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                             6

Item 2.       Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                Operations                                                                                 7

Item 3.       Controls and Procedures                                                                      9

PART II - OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                            10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                        2003             2002
                                                                   ---------------  ---------------

Sales                                                                $1,782,882       $ 2,602,127
                                                                   ---------------  ---------------
Costs and Expenses:
   Cost of sales                                                      1,620,178         2,545,407
   Selling, general and administrative                                  755,090           508,309
                                                                   ---------------  ---------------
     Total Costs and Expenses                                         2,375,268         3,053,716
                                                                   ---------------  ---------------

Loss from Operations                                                   (592,386)         (451,589)

Gain on Sale of Equipment and Other Assets                            5,062,792           146,470
Investment Income                                                         4,235               844
Interest Expense                                                        (22,333)          (30,400)
Other Income (Expense) - net                                            (64,153)           52,710
                                                                   ---------------  ---------------

Earnings (Loss) Before Income Taxes                                   4,388,155          (281,965)

Provision for Income Taxes                                              895,000                 0
                                                                   ---------------  ---------------
Net Earnings (Loss)                                                  $3,493,155       $  (281,965)
                                                                   ===============  ===============

Basic and Diluted Earnings (Loss) Per Share                          $     0.80       $     (0.06)
                                                                   ===============  ===============

See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                                     $ 2,406,677
   Accounts receivable - net of allowance for doubtful
       accounts of $17,819                                                                         1,833,631
   Inventories                                                                                       232,818
   Prepaid and refundable income taxes                                                                19,676
   Prepaid expenses                                                                                  195,380
                                                                                                 -----------
     Total Current Assets                                                                          4,688,182

Property, Plant and Equipment - at cost less accumulated depreciation of $12,751,608               5,762,872
Deferred Income Taxes - net of valuation allowance of $565,000                                             -
Cash Surrender Value of SERP Life Insurance                                                          293,617
                                                                                                 -----------
     Total Assets                                                                                $10,744,671
                                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                               $  635,865
   Accrued compensation and other expenses                                                           203,909
   Income taxes payable                                                                               10,000
                                                                                                  -----------
     Total Current Liabilities                                                                       849,774

Accrued SERP Liability                                                                               346,221
                      -
                                                                                                  -----------
     Total Liabilities                                                                             1,195,995
                                                                                                  -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,387,163 shares issued;
     4,059,266 shares outstanding                                                                    175,486
   Class B Common  stock - $.04 par value;  800,000  shares  authorized;  297,596  shares
     issued and outstanding                                                                           11,904
   Additional paid-in capital                                                                      4,000,424
   Retained earnings                                                                               6,550,475
                                                                                                 -----------
                                                                                                  10,738,289
   Less cost of 327,897 shares of Common stock in treasury                                        (1,189,613)
                                                                                                 -----------
     Total Stockholders' Equity                                                                    9,548,676
                                                                                                 -----------
     Total Liabilities and Stockholders' Equity                                                  $10,744,671
                                                                                                 ===========
See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                          $ 3,493,155            $   (281,965)
   Adjustments for noncash items included in net earnings (loss):
     Depreciation and amortization                                                    2,513                 284,808
     Deferred income taxes                                                          895,000                       -
     Gain on sale of equipment and other assets                                  (5,062,792)               (146,471)
     Increase in SERP liability                                                      71,760                   6,672
   Changes in assets and liabilities:
     Receivables                                                                  1,037,358                 195,549
     Inventories                                                                     41,260                  35,625
     Other current assets                                                          (132,370)                (59,018)
     Payables and accruals                                                         (896,048)               (160,734)
                                                                                -----------            ------------
Net cash used in operating activities                                              (550,164)               (125,534)
                                                                                -----------            ------------
Cash Flows from Investing Activities:
   Capital expenditures                                                                   -                 (17,801)
   Increase in cash surrender value of SERP life insurance                           (4,148)                (67,440)
   Sale of equipment and other assets                                             5,548,700                 198,742
                                                                                -----------            ------------
Net cash provided by investing activities                                         5,544,552                 113,501
                                                                                -----------            ------------
Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                                -                 600,000
   Repayment of line of credit advances to CERBCO, Inc.                          (3,000,000)               (600,000)
   Principal payments under capital lease obligations                                     -                    (652)
                                                                                -----------            ------------
Net cash used in financing activities                                            (3,000,000)                   (652)
                                                                                -----------            ------------
Net increase (decrease) in cash and cash equivalents                              1,994,388                 (12,685)
Cash and cash equivalents at beginning of period                                    412,289                 383,942
                                                                                -----------            ------------
Cash and cash equivalents at end of period                                      $ 2,406,677            $    371,257
                                                                                ===========            ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                $   22,333             $     23,869


See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principals. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. The results of operations for the period ended September 30, 2003 are not necessarily indicative of full year operating results.

2.   Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc. ("Try Tek"); Insituform of Pennsylvania, Inc.; Insituform of Delaware, Inc.; Midsouth, LLC and Midsouth Partners. All significant intercompany accounts and transactions have been eliminated.


3.   Discontinued Operations

     On June 18, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI") providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003. The Company recognized a gain on the sale of such assets of approximately $5.0 million.

     On July 24, 2003, the Company entered into a Contract of Sale with LINLO Realty L. L. C. ("LINLO"), a subsidiary of Atlantic Transportation Equipment, Ltd., providing for the sale to LINLO of all of the Company's real property in Landover, MD. The purchase price of $5.215 million, including prior deposits, is payable in cash at closing. The closing, now expected to occur by December 15, 2003, is subject to certain customary conditions, including that LINLO has until November 26, 2003 to ensure the suitability of the property for its use and development and to arrange financing.

     In May 2003, the Company entered into discussions with several parties indicating interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Try Tek's operations have been significantly curtailed since that time.

     As of June 30, 2003, all of the Company's activities are considered to be discontinued.

4.   Earnings (Loss) Per Share

     Basic and diluted per share data were computed based upon the weighted average number of common shares outstanding during the period. Weighted average shares of 4,356,862 were used in computing basic and diluted per share data for the three months ended September 30, 2003 and 2002.

5.   Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported consolidated net earnings of $3,493,155 ($0.80 per share) on sales of $1.8 million for first quarter of fiscal year 2004 ended September 30, 2003. The first quarter of fiscal year 2004 results included a gain on the sale of equipment and other assets of approximately $5.0 million. For the first quarter of the previous fiscal year, the Company recognized a consolidated net loss of $281,965 (-$0.06 per share) on sales of $2.6 million.

     On June 18, 2003, the Company entered into an Asset Purchase Agreement with Insituform Technologies, Inc. ("ITI"), the licensor of the Insituform(R) process technology, providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business (the "Asset Sale"). The closing of the sale occurred on September 5, 2003.

     The Asset Purchase Agreement provided that the Company receive aggregate cash consideration of $5,500,000, subject to a 10% escrow to provide funding for its obligation, under the Escrow Agreement, to ensure that ITI realizes a minimum specified direct gross profit percentage on the work performed under the Company's contracts assumed by ITI and for the Company's indemnification obligations to ITI. Assuming ultimate release to the Company of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company anticipates that net proceeds will be approximately $4,900,000. Of this amount, to date $3,000,000 has been applied to repayment to CERBCO, the Company's ultimate parent company, of all outstanding intercompany loans.

     Consistent with the Asset Sale, the Board of Directors has undertaken certain additional transactions designed to maximize stockholder value. In this regard, on July 24, 2003, the Company entered into a Real Estate Contract of Sale for the potential sale of the Company's real estate assets. Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek Machine Works, Inc., a wholly-owned subsidiary of the Company, and the satisfaction of the Company's liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

     After completion of the Asset Sale, the Company held as of September 30, 2003:

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

     o cash and cash equivalents in the approximate amount of $2,400,000, substantially all of which represents residual net proceeds from the Asset Sale;

     o residual inventory and equipment not part of the Asset Sale in the approximate amount of $1,000,000; and

     o    accounts receivable in the approximate amount of $1,800,000.

     The Company has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek, and those operations were significantly curtailed after September 30, 2003. As of June 30, 2003, all of the Company's activities are considered to be discontinued.

     On September 24, 2003, the Board of Directors concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Board preliminarily adopted a plan of dissolution and liquidation and intends to submit the definitive plan and the proposed dissolution to a vote of stockholders at the Company's next annual meeting, currently anticipated to be held during the quarter ending March 31, 2004. Pursuant to such plan, the Company would liquidate and pay out the net proceeds of the Asset Sale, the net proceeds of the sale of its real estate assets pursuant to the Real Estate Contract of Sale in the event that that sale ultimately is consummated, the net proceeds of any other sales of assets and any other remaining funds or assets to satisfy its obligations to its creditors and then, if any funds or assets remain, would make distributions to the holders of the Common Stock and Class B Common Stock on a pro rata basis. However, pursuant to the Asset Purchase Agreement, the Company has agreed that it will not make any dividend or distribution to its stockholders for a period of one year following the closing date of the Asset Sale, except to repay its outstanding loans from CERBCO. Therefore, even if the stockholders in due course approve the plan of dissolution and liquidation and the dissolution of the Company, the Company cannot make any distributions to its stockholders earlier than September 6, 2004.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Consolidated sales of the Company's discontinued operations decreased approximately $0.8 million (-31%) from $2.6 million for the three months ended September 30, 2002 to $1.8 million for the three months ended September 30, 2003, due primarily to the sale of substantially all of the Company's business on September 5, 2003. Subsequent to September 5, the Company had sales of approximately $30,000 from its subsidiary, Try Tek.

     The Company's gross profit as a percentage of sales increased from a gross profit of 2% for the first quarter of fiscal year 2003 to a gross profit of 9% for the first quarter of fiscal year 2004. This increase is due primarily to a reduction in semi-fixed costs during the first quarter of fiscal year 2004.

     Selling, general and administrative expenses increased 49% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003, due to increases in legal fees, and severance and other compensation expenses, in connection with the sale of the business.

     Interest expense decreased 27% as a result of the repayment of the outstanding balance on the Company's intercompany Notes Payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

     Gain on sale of equipment and other assets increased from approximately $0.1 million for the first quarter of fiscal year 2003 to $5.1 million for the first quarter of fiscal year 2004, due to the recognition of a gain of approximately $5.0 million on the sale of the business on September 5, 2003.

     A provision for income taxes of $895,000 was recorded for the first quarter of fiscal year 2004. No credit for income taxes was recorded for the first quarter of fiscal year 2003 as the credit calculated using applicable enacted federal and state tax rates of 39% of the pre-tax loss was reduced by a $110,000 valuation allowance recorded against the deferred tax asset.

Financial Condition

     During the three months ended September 30, 2003, $550,164 in cash was used in the Company's operating activities. The Company's loss from operations was offset by decreases in receivables and inventories, net of an increase in other current assets and a decrease in payables and accruals. The Company's working capital increased to $3.8 million at September 30, 2003.

     During the quarter ended September 30, 2003, sales of equipment and other assets provided $5,548,700 in cash to the Company.

     The Company maintains a $4 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. On September 5, 2003, the outstanding balance of $3,000,000 was repaid in full from the proceeds of the asset sale to ITI.

Forward-Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Forward-looking statements such as these involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements, or other subjects of such statements, to differ materially from the Company's expectations regarding such matters expressed or implied by such forward-looking statements. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in its forward-looking statements contained herein are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Item 3.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer Committee ("CEOC"), which performs as a functional equivalent of a CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

     Disclosure controls and procedures generally are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In designing, implementing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, management believes that the Company's disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     31.1 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     31.2 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     31.3 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     32   Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

(b)  Reports on Form 8-K

     The Company filed three reports on Form 8-K during the quarter ended September 30, 2003. The first report, dated July 24, 2003, did not include financial statements and reported under the following items:

     Item 2. Acquisition or Disposition of Assets

     On July 24, 2003, the Company entered into a Contract of Sale with LINLO Realty, L. L. C. ("LINLO") providing for the sale by the Company to ITI of all of the Company's property in Landover, MD.

     Item 5. Other Events

     Press release announcing the execution of the Contract of Sale.

     The second report, dated September 5, 2003, did not include any financial statements and reported under Item 5: Other Events: Issuance of a press release dated September 5, 2003 announcing the completion of the sale by the Company to Insituform Technologies, Inc. of substantially all of the Company's non-real estate assets and on-going business.

     The third report, dated September 30, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated September 30, 2003 announcing the Company's financial results for the fiscal year ended June 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2003              INEI CORPORATION
                                      Registrant)

                                     /s/ Robert W. Erikson
                                     ------------------------------------------
                                     Robert W. Erikson
                                     President


                                     /s/ Robert F. Hartman
                                     ------------------------------------------
                                     Robert F. Hartman
                                     Vice President, Secretary & Treasurer
                                     Principal Financial and Accounting Officer)