Form 10QSB
period 2003-12-31
INSITUFORM EAST INC
filed 2004-02-17
CIK 355431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the quarterly period ended:                                December 31, 2003


[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

For the transition period from                        to
                               -------------------          -------------------

Commission file number:       0-10800

                                INEI CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               52-0905854
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           3421 Pennsy Drive
           Landover, Maryland                                      20785-1608
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

           Yes            X              No
                     -------------                 -------------


As of February 4, 2004, the following number of shares of each of the issuer's classes of common stock were outstanding:

                       Common Stock               4,074,266
                       Class B Common Stock         297,596
                                                  ---------
Total                                             4,371,862

Transitional Small Business Disclosure Format:  Yes            No      X
                                                   -----------    -----------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                      Page Reference
------------------------------                                                                      --------------

Item 1.       Financial Statements                                                                         3

              Condensed Consolidated Statements of Operations
              Three Months and Six Months Ended December 31, 2003 and 2002 (Unaudited)                     3

              Condensed Consolidated Balance Sheet
              December 31, 2003 (Unaudited)                                                                4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended December 31, 2003 and 2002 (Unaudited)                                      5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                             6

Item 2.       Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                Operations                                                                                 7

Item 3.       Controls and Procedures                                                                     10

PART II - OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                            10


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                        Six Months Ended
                                                          December 31,                             December 31,
                                               ------------------------------------    ------------------------------------
                                                    2003                2002                2003                 2002
                                               ----------------    ----------------    ----------------    ----------------

Sales                                             $  109,619           $2,149,864         $1,892,501            $4,751,991
                                                  ----------           ----------         ----------            ----------

Costs and Expenses:
   Cost of sales                                     242,899            2,385,330          1,863,077             4,930,737
   Selling, general and administrative               941,836              481,862          1,696,926               990,171
                                                  ----------           ----------         ----------            ----------
     Total Costs and Expenses                      1,184,735            2,867,192          3,560,003             5,920,908
                                                  ----------           ----------         ----------            ----------

Loss from Operations                              (1,075,116)            (717,328)        (1,667,502)           (1,168,917)

Gain on Sale of Property and
   Equipment - Net                                   693,977              145,741          5,756,769               292,212
Investment Income                                          -                  476                216                 1,320
Interest Expense                                           -              (33,150)           (22,333)              (63,550)
Other Income - Net                                   148,878                1,711             88,744                54,420
                                                   ---------           ----------         ----------            ----------

Earnings (Loss) Before Income Taxes                 (232,261)            (602,550)         4,155,894              (884,515)

Provision for Income Taxes                                 -                    -            895,000                     -
                                                   ---------           ----------         ----------            ----------

Net (Loss) Earnings                                $(232,261)          $ (602,550)        $3,260,894            $ (884,515)
                                                   =========           ==========         ==========            ==========

Basic and Diluted (Loss) Earnings
   Per Share                                       $   (0.05)          $    (0.14)        $     0.75            $    (0.20)
                                                   =========           ==========         ==========            ==========

See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                                     $ 8,674,404
   Accounts receivable - net of allowance for doubtful
       accounts of $17,819                                                                           570,159
   Inventories                                                                                       163,203
   Prepaid and refundable income taxes                                                                14,379
   Prepaid expenses                                                                                   58,448
                                                                                                 ------------
     Total Current Assets                                                                          9,480,593

Property, Plant and Equipment - at cost less accumulated depreciation of $2,654,855
                                                                                                     354,736
Deferred Income Taxes - net of valuation allowance of $1,410,000                                           -
Cash Surrender Value of SERP Life Insurance                                                          328,329
                                                                                                 -----------
     Total Assets                                                                                $10,163,658
                                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                 $120,925
   Accrued compensation and other expenses                                                           347,597
   Income taxes payable                                                                               10,000
                                                                                                 -----------
     Total Current Liabilities                                                                       478,522

Accrued SERP Liability                                                                               346,221
                                                                                                 -----------
     Total Liabilities                                                                               824,743
                                                                                                 -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock - $.04 par value; 10,000,000 shares authorized;  4,402,163 shares issued;
     4,074,266 shares outstanding                                                                    176,087
   Class B Common  stock - $.04 par value;  800,000  shares  authorized;  297,596  shares
     issued and outstanding                                                                           11,904
   Additional paid-in capital                                                                      4,022,323
   Retained earnings                                                                               6,318,214
                                                                                                 -----------
                                                                                                  10,528,528
   Less cost of 327,897 shares of Common stock in treasury                                        (1,189,613)
                                                                                                 -----------
     Total Stockholders' Equity                                                                    9,338,915
                                                                                                 -----------
     Total Liabilities and Stockholders' Equity                                                  $10,163,658
                                                                                                 ===========

See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                          $ 3,260,894             $ (884,515)
   Adjustments for noncash items included in net loss:
     Depreciation and amortization                                                    4,313                551,264
     Deferred income taxes                                                          895,000                      -
     Gain on sale of property and equipment - net                                (5,756,769)              (292,212)
     Increase in SERP Liability                                                      71,760                      -
   Changes in assets and liabilities:
     Receivables                                                                  2,300,830              1,100,151
     Inventories                                                                    103,624                (14,856)
     Other current assets                                                           (14,736)                28,434
     Payables and accruals                                                         (940,157)              (393,597)
                                                                                -----------             ----------
Net cash (used in) provided by operating activities                                 (75,241)               101,341
                                                                                -----------             ----------

Cash Flows from Investing Activities:
   Capital expenditures                                                                   -                (31,021)
   Increase in cash surrender value of SERP life insurance                          (38,860)               (55,076)
   Sale of property and equipment                                                11,353,716                363,242
                                                                                -----------             ----------

Net cash provided by investing activities                                        11,314,856                277,145
                                                                                -----------             ----------

Cash Flows from Financing Activities:
   Proceeds from line of credit advances from CERBCO, Inc.                                -                600,000
   Repayment of line of credit advances to CERBCO, Inc.                          (3,000,000)              (600,000)
   Principal payments under capital lease obligations                                     -                 (2,013)
   Proceeds from exercise of stock options                                           22,500                      -
                                                                                -----------             ----------
Net cash used in financing activities                                            (2,977,500)                (2,013)
                                                                                -----------             ----------

Net increase in cash and cash equivalents                                         8,262,115                376,473
Cash and cash equivalents at beginning of period                                    412,289                383,942
                                                                                -----------             ----------
Cash and cash equivalents at end of period                                      $ 8,674,404             $  760,415
                                                                                ===========             ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                                $    22,333             $   66,573
                                                                                ===========             ==========

See notes to condensed consolidated financial statements.

            INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of December 31, 2003, the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

     These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principals. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. The results of operations for the period ended December 31, 2003 are not necessarily indicative of full year operating results.

2.   Principles of Consolidation

     The condensed consolidated financial statements include the accounts of INEI Corporation and its wholly-owned subsidiaries, Insituform Ohio, Inc.; Insitu, Inc.; Try Tek Machine Works, Inc. ("Try Tek"); Insituform of Pennsylvania, Inc.; Insituform of Delaware, Inc.; Midsouth, LLC and Midsouth Partners (the "Company"). All significant intercompany accounts and transactions have been eliminated.

3.   Discontinued Operations

     In June 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI") providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business (the "Asset Sale"). In September 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash, less 10% escrow, and recognizing a gain on the sale of approximately $5.0 million.

     Under the terms of the Agreement with ITI, the Company agreed that, after the closing of the Asset Sale (i) it would consider in good faith the dissolution of the Company and, unless it was determined by its Board of Directors in accordance with its fiduciary duties that such dissolution was not in the best interest of the Company and its stockholders, the Company would submit a proposed dissolution to a vote of its stockholders no later than the next annual meeting, and (ii) if such a dissolution was approved by its stockholders, to file a certificate of dissolution with the Delaware Secretary of State. The Board of Directors has not determined that dissolution is not in the Company's best interest and those of its stockholders and, therefore, it expects to submit a proposal for dissolution of the Company to a vote of its stockholders at its next annual meeting, currently anticipated to be held during the quarter ending June 30, 2004.

     In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer's Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company's portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

     In May 2003, the Company entered into discussions with several parties indicating interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Try Tek's operations have been significantly curtailed since that time.

     As of June 30, 2003, all of the Company's activities are considered to be discontinued.

4.   Earnings (Loss) Per Share

     Basic and diluted per share data were computed based upon the weighted average number of common shares outstanding during the period. Weighted average shares of 4,360,286 and 4,358,574 were used in computing basic and diluted per share data for the three months and six months, respectively, ended December 31, 2003. Weighted average shares of 4,356,862 were used in computing basic and diluted per share data for the three months and six months ended December 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

     The Company reported a consolidated net loss of -$232,261 (-$0.05 per share) on sales of $109,619 for the second quarter, and consolidated net earnings of $3,260,894 ($0.75 per share) on sales of approximately $1.9 million for the first six months of fiscal year 2004 ended December 31, 2003. For the comparative periods of fiscal year 2003, the Company recognized consolidated net losses of -$602,550 (-$0.14 per share) on sales of approximately $2.1 million and -$884,515 (-$0.20 per share) on sales of approximately $4.8 million, respectively. Fiscal year 2004 results included net gains on the sale of property, equipment and other assets of approximately $694,000 and $5.8 million for the three months and six months ended December 31, 2003, respectively.

     In June 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with Insituform Technologies, Inc. ("ITI"), providing for the sale to ITI of substantially all of the Company's non-real estate assets and on-going business (the "Asset Sale"). In September 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash, less 10% escrow, and recognizing a gain on the sale of approximately $5.0 million.

     In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer's Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company's portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

     The  Company held as of December 31, 2003:

          o one parcel of improved real property located in Hanover, PA, used to house the business of Try Tek Machine Works, Inc. ("Try Tek"), a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

          o cash and cash equivalents in the approximate amount of $8.7 million, substantially all of which represents residual net proceeds from sales of the Company's property, equipment; and other assets;

          o residual inventory and equipment not part of the Asset Sale in the approximate amount of $500,000; and

          o    accounts receivable in the approximate amount of $600,000.

     Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek and the satisfaction of the Company's liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

     The Company has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek, and those operations were significantly curtailed beginning in May 2003. As of June 30, 2003, all of the Company's activities are considered to be discontinued.

     On September 24, 2003, the Board of Directors concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Board preliminarily adopted a plan of dissolution and liquidation and intends in due course to submit a definitive plan and a final form of proposed dissolution to a vote of stockholders at the Company's next annual meeting, currently anticipated to be held during the quarter ending June 30, 2004.

     In connection with the contemplated dissolution proposal, while the Company at the present time is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, it currently anticipates that the amount ultimately distributable to its stockholders will be between $1.25 and $1.75 per share of Common Stock and Class B Common Stock. Pursuant to the Agreement with ITI, the Company has agreed that it will not make any distributions until at least September 6, 2004. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company anticipates, its stockholders may receive substantially less than the Company presently anticipates or nothing at all.

Results of Operations

      Three Months Ended 12/31/03 Compared with Three Months Ended 12/31/02

     Consolidated sales of the Company's discontinued operations decreased approximately $2.0 million (-95%) from $2.1 million for the three months ended December 31, 2002 to $0.1 million for the three months ended December 31, 2003 Cost of sales decreased approximately $2.1 million (-89%) in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003. These decreases are due primarily to the sale of substantially all of the Company's business on September 5, 2003. Sales during the quarter ended December 31, 2003 are sales of the Company's subsidiary, Try Tek. Try Tek sales during the quarter ended December 31, 2002 were $116,544.

     Selling, general and administrative expenses increased 95% in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003, due to expenses incurred following the sale of the business and in preparation of likely corporate dissolution in due course, including increases in legal and consulting fees, severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities.

     Interest expense decreased 100% as a result of the repayment of the outstanding balance on the Company's intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

     Gain on sale of property and equipment-net increased from approximately $0.1 million for the second quarter of fiscal year 2003 to $0.7 million for the second quarter of fiscal year 2004, due to the recognition of gains on sales of remaining equipment following the sale of the business on September 5, 2003.

     No credits for income taxes were recorded for the second quarters of fiscal year 2004 and 2003 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by valuation allowances of $91,000 and $195,000, respectively, recorded against the deferred tax asset.

        Six Months Ended 12/31/03 Compared with Six Months Ended 12/31/02

     Consolidated sales of the Company's discontinued operations decreased approximately $2.9 million (-60%) from $4.8 million for the six months ended December 31, 2002 to $1.9 million for the six months ended December 31, 2003. Cost of sales decreased approximately $3.1 million (-62%) in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003. These decreases are due primarily to the sale of substantially all of the Company's business on September 5, 2003.

     Selling, general and administrative costs increased 71% in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003, due to expenses incurred following the sale of the business and in preparation of likely corporate dissolution in due course, including increases in legal and consulting fees, and severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly close-out of remaining liabilities.

     Interest expense decreased 65% as a result of the repayment of the outstanding balance on the Company's intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

     Gain on sale of property and equipment-net increased from $0.3 million for the first six months of fiscal year 2003 to $5.8 million for the first six months of fiscal year 2004, primarily due to the recognition of a gain of approximately $5.0 million on the sale of the business on September 5, 2003.

     A provision for income taxes of $895,000 was recorded for the first six months of fiscal year 2004. No credit for income taxes was recorded for the first six months of fiscal year 2003, as the credit calculated using applicable federal and state tax rates of 39% of the pre-tax loss was reduced by a $305,000 valuation allowance recorded against the deferred tax asset.

Financial Condition

     During the six months ended December 31, 2003, $75,241 in cash was used in the Company's operating activities. The Company's loss from operations was offset by decreases in receivables and inventories, net of an increase in other current assets and a decrease in payables and accruals. The Company's working capital was $9.0 million at December 31, 2003.

     During the six months ended December 31, 2003, sales of equipment and other assets provided $11.4 million in cash to the Company.

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

Item 3. Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer Committee ("CEOC"), which performs as a functional equivalent of a CEO, and the Company's CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEOC and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

     Disclosure controls and procedures generally are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     31.1 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     31.2 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     31.3 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     32   Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended December 31, 2003.

     The first report, dated November 14, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated November 14, 2003 announcing the Company's financial results for the three months ended September 30, 2003.

     The second report, dated December 16, 2003, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated December 16, 2003 announcing the Company would not hold its annual meeting of stockholders for the fiscal year ended June 30, 2003 until the quarter ending June 30, 2004.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 17, 2004             INEI CORPORATION
                                    (Registrant)

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