Form 10-Q
period 2004-03-31
INSITUFORM EAST INC
filed 2004-05-13
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 0-10800

INEI CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	52-0905854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3421 Pennsy Drive
Landover, Maryland (Address of principal executive offices)	20785-1608 (Zip Code)

Issuer’s telephone and fax numbers, including area code:

(301) 386-4100 (tel)

(301) 386-2444 (fax)

Insituform East, Incorporated

(Former name)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Sales	$112,134	$1,700,949	$2,004,973	$6,452,940

Costs and Expenses:
Cost of sales	252,031	2,237,565	2,115,446	7,168,302
Selling, general and administrative	1,436,582	526,694	3,133,508	1,516,865

Total Costs and Expenses	1,688,613	2,764,259	5,248,954	8,685,167

Loss from Operations	(1,576,479)	(1,063,310)	(3,243,981)	(2,232,227)
Gain on Sale of Property and Equipment—Net	270,990	68,245	6,027,759	360,457
Investment Income	8,325	242	8,541	1,562
Interest Expense	—	(31,875)	(22,333)	(95,425)
Other (Expense) Income—Net	(48,010)	64,853	40,734	119,273

(Loss) Earnings Before Income Taxes	(1,345,174)	(961,845)	2,810,720	(1,846,360)
Provision for Income Taxes	—	—	895,000	—

Net (Loss) Earnings	$(1,345,174)	$(961,845)	$1,915,720	$(1,846,360)

Basic and Diluted (Loss) Earnings Per Share	$(0.31)	$(0.22)	$0.44	$(0.42)

See notes to condensed consolidated financial statements.

INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,026,271
Accounts receivable—net of allowance for doubtful accounts of $17,819	523,852
Inventories	114,398
Prepaid and refundable income taxes	14,379
Prepaid expenses	99,737

Total Current Assets	9,778,637
Property, Plant and Equipment—at cost less accumulated depreciation of $776,132	86,985
Deferred Income Taxes—net of valuation allowance of $1,410,000	—
Cash Surrender Value of SERP Life Insurance	323,133

Total Assets	$10,188,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$546,007
Accrued compensation and other expenses	1,292,786
Income taxes payable	10,000

Total Current Liabilities	1,848,793
Accrued SERP Liability	346,221

Total Liabilities	2,195,014

Commitments and Contingencies

Stockholders’ Equity:
Common stock—$.04 par value; 10,000,000 shares authorized; 4,402,163 shares issued; 4,074,266 shares outstanding	176,087
Class B Common stock—$.04 par value; 800,000 shares authorized; 297,596 shares issued and outstanding	11,904
Additional paid-in capital	4,022,323
Retained earnings	4,973,040

9,183,354
Less cost of 327,897 shares of Common stock in treasury	(1,189,613)

Total Stockholders’ Equity	7,993,741

Total Liabilities and Stockholders’ Equity	$10,188,755

See notes to condensed consolidated financial statements.

INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net earnings (loss)	$1,915,720	$(1,846,360)
Adjustments for noncash items included in net earnings (loss):
Depreciation and amortization	6,715	798,264
Deferred income taxes	895,000	—
Gain on sale of property and equipment—net	(6,027,759)	(360,457)
Increase in SERP Liability	71,760	72,618
Changes in assets and liabilities:
Receivables	2,287,050	1,882,424
Inventories	152,429	44,947
Other current assets	(56,025)	(4,538)
Payables and accruals	490,201	(466,571)

Net cash (used in) provided by operating activities	(264,909)	120,327

Cash Flows from Investing Activities:
Capital expenditures	—	(31,021)
Increase in cash surrender value of SERP life insurance	(33,664)	(43,953)
Sale of property and equipment	11,890,055	429,242

Net cash provided by investing activities	11,856,391	354,268

Cash Flows from Financing Activities:
Proceeds from line of credit advances from CERBCO, Inc.	—	600,000
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)	(600,000)
Principal payments under capital lease obligations	—	(3,352)
Proceeds from exercise of stock options	22,500	—

Net cash used in financing activities	(2,977,500)	(3,352)

Net increase in cash and cash equivalents	8,613,982	471,243
Cash and cash equivalents at beginning of period	412,289	383,942

Cash and cash equivalents at end of period	$9,026,271	$855,185

Supplemental disclosure of cash flow information:
Interest paid	$22,333	$98,498

See notes to condensed consolidated financial statements.

INEI CORPORATION (FORMERLY INSITUFORM EAST, INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of March 31, 2004, the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations and the cash flows in conformity with generally accepted accounting principals. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of full year operating results.

2.    Principles of Consolidation

The condensed consolidated financial statements include the accounts of INEI Corporation and its wholly-owned subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), (the “Company”). All significant intercompany accounts and transactions have been eliminated.

3.    Discontinued Operations

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”) providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business (the “Asset Sale”). In September 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash, less 10% escrow, and recognizing a gain on the sale of approximately $5.0 million.

Under the terms of the Agreement with ITI, the Company agreed that, after the closing of the Asset Sale (i) it would consider in good faith the dissolution of the Company and, unless it was determined by its Board of Directors in accordance with its fiduciary duties that such dissolution was not in the best interest of the Company and its stockholders, the Company would submit a proposed dissolution to a vote of its stockholders no later than the next annual meeting, and (ii) if such a dissolution was approved by its stockholders, to file a certificate of dissolution with the Delaware Secretary of State. The Board of Directors has not determined that dissolution is not in the Company’s best interest and those of its stockholders and, therefore, it expects to submit a proposal for dissolution of the Company to a vote of its stockholders at its next annual meeting, currently anticipated to be held during the quarter ending June 30, 2004.

In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company’s portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

In May 2003, the Company entered into discussions with several parties indicating interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Try Tek’s operations have been significantly curtailed since that time.

As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

4.    Earnings (Loss) Per Share

Basic and diluted per share data were computed based upon the weighted average number of common shares outstanding during the period. Weighted average shares of 4,371,862 and 4,362,971 were used in computing basic and diluted per share data for the three months and nine months, respectively, ended March 31, 2004. Weighted average shares of 4,356,862 were used in computing basic and diluted per share data for the three months and nine months ended March 31, 2003.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

The Company reported a consolidated net loss of -$1,345,174 (-$0.31 per share) on sales of $112,134 and consolidated net earnings of $1,915,720 ($0.44 per share) on sales of approximately $2.0 million for the three months and nine months ended March 31, 2004, respectively. For the comparative periods of fiscal year 2003, the Company recognized consolidated net losses of -$961,845 (-$0.22 per share) on sales of approximately $1.7 million and -$1,846,360 (-$0.42 per share) on sales of approximately $6.5 million, respectively. Fiscal year 2004 results included net gains on the sale of property, equipment and other assets of approximately $227,000 and $6.0 million for the three months and nine months ended March 31, 2004, respectively.

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”), providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business (the “Asset Sale”). In September 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash, less 10% held in escrow, and recognizing a gain on the sale of approximately $5.0 million.

In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company’s portion of closing costs and an escrow amount of $225,500 pending final clean-up of certain areas of the property.

The Company held as of March 31, 2004:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $9.0 million, substantially all of which represents residual net proceeds from sales of the Company’s property, equipment; and other assets;

•	residual inventory and equipment not part of the Asset Sale with an approximate book value of $170,000; and

•	accounts receivable in the approximate amount of $500,000.

Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek and the satisfaction of the Company’s liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs. In addition, management is pursuing the collection of accounts receivable.

The Company has not had any ongoing operations subsequent to the Asset Sale, other than those of Try Tek, and those operations were significantly curtailed beginning in May 2003. As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

On September 24, 2003, the Board of Directors concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Board preliminarily adopted a plan of dissolution and liquidation and intends to submit a definitive plan and a final form of proposed dissolution to a vote of stockholders at the Company’s next annual meeting, currently scheduled to be held June 30, 2004. Definitive proxy materials will be distributed to stockholders in advance of the meeting.

In connection with the contemplated dissolution proposal, while the Company at the present time is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the amount ultimately distributable to its stockholders will be between $1.25 and $1.75 per share of Common Stock and Class B Common Stock. Pursuant to the Agreement with ITI, the Company has agreed that it will not make any distributions until at least September 6, 2004. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company anticipates, its stockholders may receive substantially less than the Company presently anticipates or nothing at all.

Results of Operations

Three Months Ended 03/31/04 Compared with Three Months Ended 03/31/03

Consolidated sales of the Company’s discontinued operations decreased approximately $1.6 million (93%) from $1.7 million for the three months ended March 31, 2003 to $112,000 for the three months ended March 31, 2004. Cost of sales decreased approximately $2.0 million (89%) in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003. These decreases are due primarily to the sale of substantially all of the Company’s business on September 5, 2003. Sales during the quarter ended March 31, 2004 are sales of the Company’s subsidiary, Try Tek. Try Tek sales during the quarter ended March 31, 2003 were $107,329.

Selling, general and administrative expenses increased 173% in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003, due to expenses incurred following the sale of the business and in preparation of likely corporate dissolution in due course, including increases in legal and consulting fees, severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities.

Interest expense decreased 100% as a result of the repayment of the outstanding balance on the Company’s intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

Gain on sale of property and equipment-net increased from approximately $68,000 for the third quarter of fiscal year 2003 to $227,000 for the third quarter of fiscal year 2004, due to the recognition of gains on sales of remaining equipment following the sale of the business on September 5, 2003.

No credits for income taxes were recorded for the third quarters of fiscal year 2004 and 2003 as the credits calculated using applicable enacted federal and state tax rates of 39% of the pre-tax losses were reduced by valuation allowances of $525,000 and $395,000, respectively, recorded against the deferred tax asset.

Nine Months Ended 03/31/04 Compared with Nine Months Ended 03/31/03

Consolidated sales of the Company’s discontinued operations decreased approximately $4.5 million (69%) from $6.5 million for the nine months ended March 31, 2003 to $2.0 million for the nine months ended March 31, 2004. Cost of sales decreased approximately $5.1 million (70%) in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003. These decreases are due primarily to the sale of substantially all of the Company’s business on September 5, 2003.

Selling, general and administrative costs increased 52% in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003, due to expenses incurred following the sale of the business and in preparation of likely corporate dissolution in due course, including increases in legal and consulting fees, severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities.

Interest expense decreased 77% as a result of the repayment of the outstanding balance on the Company’s intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

Gain on sale of property and equipment-net increased from approximately $360,000 for the first nine months of fiscal year 2003 to $6.0 million for the first nine months of fiscal year 2004, primarily due to the recognition of a gain of approximately $5.0 million on the sale of the business on September 5, 2003.

A provision for income taxes of $895,000 was recorded for the first nine months of fiscal year 2004. No credit for income taxes was recorded for the first nine months of fiscal year 2003, as the credit calculated using applicable federal and state tax rates of 39% of the pre-tax loss was reduced by a $700,000 valuation allowance recorded against the deferred tax asset.

Financial Condition

During the nine months ended March 31, 2004, $264,909 in cash was used in the Company’s operating activities. The Company’s loss from operations was offset by decreases in receivables and inventories, net of an increase in other current assets and a decrease in payables and accruals. The Company’s working capital was $7.9 million at March 31, 2004.

During the nine months ended March 31, 2004, sales of equipment and other assets provided $11.9 million in cash to the Company.

The Company maintains a $4 million intercompany revolving line of credit with its parent corporation, CERBCO, Inc. On September 5, 2003, the outstanding balance of $3,000,000 was repaid in full from the proceeds of the asset sale to ITI.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements such as these involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or other subjects of such statements, to differ materially from the Company’s expectations regarding such matters expressed or implied by such forward-looking statements. These risks include the risk that the Company may incur additional liabilities and that the amount required for the settlement of the Company’s liabilities could be higher than expected which could substantially reduce or eliminate the amount available for distribution to the Company’s stockholders. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in its forward-looking statements contained herein are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Item 3.    Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEOC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

Disclosure controls and procedures generally are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing, implementing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, management believes that the Company’s disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Retention Incentive Agreement – George Wm. Erikson

10.2	Retention Incentive Agreement – Robert W. Erikson

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended March 31, 2004.

The first report, dated January 15, 2004, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated January 15, 2004, announcing that the Company had completed the sale of its real property in Landover, MD.

The second report, dated February 17, 2004, did not include any financial statements and reported under Item 5. Other Events: Issuance of a press release dated February 17, 2004 announcing the Company’s financial results for the three months and six months ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004	INEI CORPORATION (Registrant)

/s/ ROBERT W. ERIKSON

Robert W. Erikson President

/s/ ROBERT F. HARTMAN

Robert F. Hartman Vice President, Secretary & Treasurer (Principal Financial and Accounting Officer)