Form 10KSB
period 2004-06-30
INEI CORP
filed 2004-10-05
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-10800

INEI CORPORATION

(Name of small business issuer in its charter)

Insituform East, Incorporated

(Former name)

Delaware	52-0905854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1419 Forest Drive, Suite 209 Annapolis, Maryland	21403
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone and fax numbers, including area code:

(443) 482-3375 (tel)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.04 per share

Class B Common Stock, par value $.04 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s revenues for the fiscal year ended June 30, 2004 were $2,167,493.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 7, 2004, was $6,053,953.

As of September 7, 2004, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS DEVELOPMENTS

INEI Corporation (“INEI”, the “Company”, “Registrant”, or “Small Business Issuer”) was organized under the laws of the State of Delaware on February 26, 1970, under the name Universal Construction and Supply Company. On August 24, 1978, it adopted the name Insituform East, Incorporated (“Insituform East”) and operated under that name until September 5, 2003 when it adopted its present name. Any references to Insituform East in this Report should be read as referring to INEI. From July 1978 to September 2003, the Company and its subsidiaries were engaged in the business of rehabilitating underground sewers and other pipelines principally using cured-in-place pipe (“CIPP”) processes, with primary revenues generating from the Company’s Insituform® brand product line.

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Instituform Technologies, Inc. (“ITI”), providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business (the “Asset Sale”). On September 5, 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash, less 10% escrow, and recognizing a gain on the sale of approximately $5.0 million. The Agreement also required the Company to change its name to INEI Corporation, effective with the closing. As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

Under the terms of the Agreement with ITI, the Company agreed that, after the closing of the Asset Sale (i) it would consider in good faith the dissolution of the Company and, unless it was determined by its Board of Directors in accordance with its fiduciary duties that such dissolution was not in the best interest of the Company and its stockholders, the Company would submit a proposed dissolution to a vote of its stockholders no later than its next annual meeting, and (ii) if such a dissolution was approved by its stockholders, to file a certificate of dissolution with the Delaware Secretary of State. The Board of Directors did determine that dissolution was in the Company’s best interest and those of its stockholders and, therefore, it submitted a Plan of Dissolution and Liquidation of the Company (the “Plan”) to a vote of its stockholders at its annual meeting on June 30, 2004. At that meeting, the Company’s stockholders voted to approve the Plan and, accordingly, the Company was dissolved as of 11:30 a.m. on June 30, 2004. The Company is now proceeding with its liquidation in accordance with the Plan.

On December 23, 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company’s portion of closing costs and an escrow amount of $225,000 pending final clean-up of certain areas of the property.

As of May 24, 2004, the principal office and corporate headquarters of the Company are located at 1419 Forest Drive, Suite 209, Annapolis, MD 21403. The Company’s telephone number is (443) 482-3375 and its fax number is (410) 263-2960.

CUSTOMERS

Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company’s revenues came from state and local government entities – cities, counties, state agencies and regional authorities, including major customers that were significant to its business. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively of the now discontinued Company’s revenues. During the year ended June 30, 2003, those same two customers accounted for 26% and 35%, respectively, of the Company’s revenues.

REVENUE RECOGNITION

The Company recognized revenues using the units of completion method as pipeline sections were rehabilitated using CIPP processes. Installations were generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer upon completion. In most cases, contracts consisting of individual line sections had duration of less than one year.

EMPLOYEES

At June 30, 2004, the Company employed five full-time employees.

Item 2. Description of Property

Until December 23, 2003, the Company owned four buildings totaling 76,700 square feet situated on a 15.45 acre site in the Ardwick Industrial Park, Landover, Maryland. This facility housed the maintenance, operations, marketing, administration and executive offices of the Company. Until September 5, 2003, the Company also leased a 5,460 square foot facility in Cincinnati, Ohio to serve customers in the western region of its licensed territory.

INEI’s subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), owns 13,885 square feet of land in Hanover, Pennsylvania. Try Tek’s manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

On December 23, 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD.

As of May, 2004, the Company leased office space in Annapolis, Maryland for its principal office and corporate headquarters.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on June 30, 2004, the Company’s stockholders present or represented by proxy cast their written ballots as follows:

	NUMBER OF VOTES
Proposal No. 1	For	Against	Abstain
To approve the Plan of Dissolution and Liquidation of INEI Corporation, substantially in the form presented to the stockholders of INEI for their approval at the Annual Meeting and the dissolution of INEI in accordance with the terms of such Plan of Dissolution and Liquidation.	6,874,384	13,862	7,337

	NUMBER OF SHARES
Proposal No. 2A		For	Withhold
To elect the two nominees (Messrs. Webb C. Hayes, IV and William C. Willis, Jr.) as Directors of the Corporation until completion of the Corporation’s liquidation, or until their earlier resignation, removal or death.	W. Hayes:	3,360,807	573,366
	W. Willis:	3,360,807	573,366

	NUMBER OF SHARES
Proposal No. 2B		For	Withhold
To elect the three nominees (Messrs. Robert W. Erikson, George Wm. Erikson, and Paul C. Kincheloe, Jr.) as Directors of the Corporation until completion of the Corporation’s liquidation, or until their earlier resignation, removal or death.	R. Erikson:	296,141	—
	G. Erikson:	296,141	—
	P. Kincheloe:	296,141	—

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s Common Stock is traded in the over-the-counter market and is quoted under the trading symbol INEY on the National Association of Securities Dealers OTC Bulletin Board® and the “pink sheets”.

The following table shows the high and low bid quotations for each quarter in the two year period ended June 30, 2004 as reported by Commodity Systems, Inc.:

Bid Prices* For Common Stock
Quarter Ended	High	Low
2002
September 30	$0.68	$0.38
December 31	$1.14	$0.29
2003
March 31	$0.51	$0.34
June 30	$1.05	$0.22
September 30	$1.45	$0.99
December 31	$1.55	$1.41
2004
March 31	$1.50	$1.35
June 30	$1.49	$1.36

*	Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There is no public trading market for shares of the Company’s Class B Common Stock. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

As of September 7, 2004, there were 446 stockholders of record of Common Stock and 7 stockholders of record of Class B Common Stock.

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

The Company did not declare any cash dividends to its Common Stock or Class B Common Stock stockholders during the fiscal years ended June 30, 2004 and 2003.

The following table reflects, as of June 30, 2004, information concerning all equity compensation plans approved by the Company’s stockholders. The Company has no equity compensation plans that have not been approved by the Company’s stockholders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	270,000	$1.1405	605,000
Equity Compensation Plans Not Approved by Security Holders	0	$0.0000	0

Total	270,000		605,000

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

The Company reported consolidated net earnings of $2,217,699 ($0.51 per share) on sales of approximately $2.2 million for the fiscal year ended June 30, 2004. In the previous year, the Company recognized a consolidated net loss of -$1,716,979 (-$0.39 per share) on sales of approximately $8.9 million. The Company attributed its favorable fiscal year 2004 results to net gains realized on the sale of property, equipment and other assets of approximately $6.0 million.

The Company has not had any ongoing operations subsequent to the asset sale, described below, other than those of Try Tek, and those operations were significantly curtailed beginning in May 2003. As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

On September 24, 2003, the Board of Directors concluded that dissolution of the Company, liquidation and distribution of its assets would be in the best interest of the Company and its stockholders. The Board preliminarily adopted a plan of dissolution and liquidation and submitted a definitive plan and a final form of proposed dissolution (the “Plan”) to a vote of stockholders at the Company’s annual meeting on June 30, 2004. At that meeting, the Company’s stockholders voted to approve the Plan and, accordingly, the Company was dissolved as of 11:30 a.m. on June 30, 2004. The Company is proceeding with its liquidation in accordance with the Plan.

While the Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the amount ultimately distributable to its stockholders will be, in the aggregate, between $1.25 and $1.75 per share of Common Stock and Class B Common Stock. Distributions to stockholders may be made from time to time and, therefore, the per share amount of any particular distribution will be less than the aggregate amount estimated by the Company. To the extent that the value of its assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company anticipates, its stockholders may receive substantially less than the Company presently anticipates or nothing at all.

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

In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $306,000 in expenses for the Company’s portion of closing costs and an escrow amount of $225,000 pending final clean-up of certain areas of the property.

The Company held as of June 30, 2004:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek Machine Works, Inc. (“Try Tek”), a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $8.7 million, substantially all of which represents residual net proceeds from sales of the Company’s property, equipment; and other assets;

•	residual inventory and equipment not part of the Asset Sale with an approximate book value of $145,000; and

•	accounts receivable in the approximate amount of $355,000.

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

RESULTS OF OPERATIONS

Historically, the Company’s primary source of revenue was from its now discontinued component engaged in the rehabilitation and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company has rehabilitated pipelines using other rehabilitation processes, custom designed and built special machinery and performed manhole rehabilitation and pipeline cleaning and television inspection services, approximately 77% and 90% of the Company’s revenues for the years ended June 30, 2004 and 2003, respectively, came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

Consolidated sales of the Company’s discontinued operations decreased approximately $6.7 million (76%) from $8.9 million in fiscal year 2003 to $2.2 million in fiscal year 2004. Cost of sales decreased approximately $7.3 million (76%) in fiscal year 2004 as compared to fiscal year 2003. These decreases are due primarily to the sale of substantially all of the Company’s business on September 5, 2003.

Selling, general and administrative costs increased 24% in fiscal year 2004 as compared to fiscal year 2003, due to expenses incurred following the sale of the business and in preparation of corporate dissolution, including increases in legal and consulting fees, paid and accrued severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities. Severance and other compensation expenses in fiscal year 2004 include $338,000 in accrued severance payments pursuant to Retention Incentive Agreements between the Company and two of its executives.

Interest expense decreased 82% as a result of the repayment of the outstanding balance on the Company’s intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

Gain on sales of property and equipment-net increased from approximately $376,000 for fiscal year 2003 to approximately $6.0 million for fiscal year 2004, primarily due to the recognition of a gain of approximately $5.0 million on the sale of the business on September 5, 2003.

A provision for income taxes of $895,000 was recorded for fiscal year 2004. A credit for income taxes was recorded for fiscal year 2003 based on the Company’s estimating the utilization of $2,400,000 of its net operating loss carryforward balance during fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 2004, $669,741 in cash was used in the Company’s operating activities. The Company’s net earnings for the year were offset by the net effect of an approximately $6.0 million gain on the sale of assets not providing cash and an approximately $2.5 million decrease in accounts receivable, which did provide cash. During the fiscal year ended June 30, 2003, $304,096 in cash was used in the Company’s operating activities, primarily as a result of the Company’s net loss for the year. The net loss was offset to some extent by an approximately $1.0 million in depreciation and amortization not requiring the outlay of cash and an approximately $1.1 million decrease in accounts receivable which did provide cash.

Fiscal year 2003 capital expenditures included minimum amounts to purchase replacements for aging vehicles and production equipment. In fiscal years 2004 and 2003, sales of excess equipment provided cash of $11,926,620 and $445,242, respectively.

The Company maintains a $4,000,000 intercompany revolving line of credit with its parent corporation, CERBCO, Inc. (“CERBCO”). On September 5, 2003, the outstanding balance of $3,000,000 was repaid in full to CERBCO from the proceeds of the asset sale to ITI.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the implementation of the plan of dissolution and liquidation and the Company’s ability to make distributions to its stockholders include, but are not limited to, an unforeseen claim against the Company, a decline in value of the Company’s assets or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

INEI Corporation

Annapolis, Maryland

We have audited the accompanying consolidated balance sheet of INEI Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INEI Corporation and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson & Company

Aronson & Company

Rockville, Maryland

August 12, 2004

INEI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003
Sales	$2,167,493	$8,880,602

Costs and Expenses:
Cost of sales	2,271,529	9,597,328
Selling, general and administrative	2,859,109	2,308,671

Total Costs and Expenses	5,130,638	11,905,999

Loss from Operations	(2,963,145)	(3,025,397)

Gain from Sales of Property and Equipment	5,995,242	376,434
Investment Income	17,823	1,562
Interest Expense	(22,333)	(127,571)
Other Income	85,112	162,993

Earnings (Loss) Before Income Taxes	3,112,699	(2,611,979)

Provision (Credit) for Income Taxes	895,000	(895,000)

Net Earnings (Loss)	$2,217,699	$(1,716,979)

Basic Earnings (Loss) Per Share	$0.51	$(0.39)

Diluted Earnings (Loss) Per Share	$0.50	$(0.39)

See notes to consolidated financial statements.

INEI CORPORATION

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$7,886,396
Cash in escrow	775,000
Accounts receivable:
Due from customers	322,536
Other	32,001
Inventories	114,296
Cash surrender value of SERP life insurance	319,741
Prepaid expenses and other	88,993

Total Current Assets	9,538,963

Property, Plant and Equipment, less accumulated depreciation	59,896

Total Assets	$9,598,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$334,788
Accrued compensation and other expenses	622,130
Accrued SERP liability	346,221

Total Current Liabilities	1,303,139

Total Liabilities	1,303,139

Commitments and Contingencies

Stockholders’ Equity:
Common stock - $.04 par value: 10,000,000 shares authorized; 4,402,163 shares issued; 4,074,266 shares outstanding	176,086
Class B Common stock - $.04 par value: 800,000 shares authorized; 297,596 shares issued and outstanding	11,904
Additional paid-in capital	4,022,324
Retained earnings	5,275,019

9,485,333
Less cost of 327,897 shares of Common stock in treasury	(1,189,613)

Total Stockholders’ Equity	8,295,720

Total Liabilities and Stockholders’ Equity	$9,598,859

See notes to consolidated financial statements.

INEI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2004 and 2003

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Total Stockholders’ Equity
Balance – July 1, 2002	$175,486	$11,904	$4,000,424	$4,774,299	$(1,189,613)	$7,772,500
Net loss for the year	—	—	—	(1,716,979)	—	(1,716,979)

Balance – June 30, 2003	175,486	11,904	4,000,424	3,057,320	(1,189,613)	6,055,521
Net earnings for the year	—	—	—	2,217,699	—	2,217,699
Exercise of stock options	600	—	21,900	—	—	22,500

Balance – June 30, 2004	$176,086	$11,904	$4,022,324	$5,275,019	$(1,189,613)	$8,295,720

See notes to consolidated financial statements.

INEI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net earnings (loss)	$2,217,699	$(1,716,979)
Adjustments for noncash items included in net earnings (loss):
Depreciation and amortization	8,536	1,029,670
Deferred income taxes	895,000	(895,000)
Gain on sales of property and equipment	(5,995,242)	(376,434)
Accrued SERP Liability	71,760	48,930
Changes in assets and liabilities:
Receivables	2,516,452	1,099,425
Inventories	108,717	166,207
Other current assets	(30,902)	151,887
Payables and accruals	(461,761)	188,198

Net cash used in operating activities	(669,741)	(304,096)

Cash Flows from Investing Activities:
Capital expenditures	—	(31,021)
Increase in cash surrender value of SERP life insurance	(30,272)	(78,426)
Sale of property and equipment	11,926,620	445,242
Cash in escrow	(775,000)	0

Net cash provided by investing activities	11,121,348	335,795

Cash Flows from Financing Activities:
Proceeds from line of credit advances from CERBCO, Inc.	—	600,000
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)	(600,000)
Principal payments under capital lease obligations	—	(3,352)
Proceeds from exercise of stock options	22,500	—

Net cash used in financing activities	(2,977,500)	(3,352)

Net increase in cash and cash equivalents	7,474,107	28,347
Cash and cash equivalents at beginning of year	412,289	383,942

Cash and cash equivalents at end of year	$7,886,396	$412,289

Supplemental disclosure of cash flow information:
Interest paid	$22,333	$127,571

See notes to consolidated financial statements.

INEI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 and 2003

1. Summary of Significant Accounting Policies

Business Operations

Until September 5, 2003, INEI Corporation (formerly known as Insituform East, Incorporated) and its subsidiaries (the “Company”) were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe (“CIPP”) rehabilitation processes to produce a shape-conforming “pipe-within-a-pipe.” From 1978 to September 5, 2003, the Company performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform® process under territorially exclusive sublicense agreements as explained in Note 8. Utilizing other trenchless CIPP processes, the Company’s wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April 2002 substantially without geographic restriction, after which the partnership was essentially inactive. In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all of its non-real estate assets and on-going business as explained in Note 2. The agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale occurred on September 5, 2003.

Under the terms of the Agreement, the Company agreed that, after the closing of the Asset Sale (i) it would consider in good faith the dissolution of the Company and, unless it was determined by its Board of Directors in accordance with its fiduciary duties that such dissolution was not in the best interest of the Company and its stockholders, the Company would submit a proposed dissolution to a vote of its stockholders no later than its next annual meeting, and (ii) if such a dissolution was approved by its stockholders, to file a certificate of dissolution with the Delaware Secretary of State. The Board of Directors did determine that dissolution was in the Company’s best interest and those of its stockholders and, therefore, it submitted a Plan of Dissolution and Liquidation of the Company (the “Plan”) to a vote of its stockholders at its annual meeting on June 30, 2004. At that meeting, the Company’s stockholders voted to approve the Plan and, accordingly, the Company was dissolved on June 30, 2004. The Company is now proceeding with its liquidation in accordance with the Plan.

As a result of the Company’s operating activities including the continuing operations of its wholly-owned subsidiary, Try Tek Machine Works, Inc. during the year ended June 30, 2004, the Company has not presented its financial statements on a liquidation basis of accounting. In periods subsequent to June 30, 2004, management will consider presenting the Company’s financial statements on such basis.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Try Tek, and until their dissolution on September 5, 2003, its other wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Midsouth, LLC, Insituform of Delaware, Inc. and Insituform of Pennsylvania, Inc. The consolidated financial statements also include the accounts of Midsouth Partners, the Company’s wholly-owned subsidiary partnership (majority-controlled prior to July 20, 1999) until its dissolution on September 5, 2003. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognized revenue using the units of completion method as pipeline sections were rehabilitated. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had durations of less than one year.

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

Cash in Escrow

Cash in escrow consists of $775,000 held in connection with the sales of the Company’s business and facility. The escrow will be released upon the satisfaction of certain terms of the agreements which is expected to occur during fiscal year 2005.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Substantially all inventories consist of parts and materials used to repair machinery used to rehabilitate pipelines using CIPP rehabilitation processes that is sold to third party customers.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation has been provided in the financial statements using the straight-line or declining balance methods at rates which are based upon reasonable estimates of the properties’ useful lives. These lives range from three to ten years for vehicles, equipment and furniture, and twenty to forty years for buildings. Leasehold improvements are amortized using the straight-line method over the life of the lease.

Impairment of Long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled approximately $1,000 and $5,000 in fiscal years 2004 and 2003, respectively,

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences include net operating loss carryforwards, depreciation, SERP expenses and compensated absences. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effect of changes in the tax rates is recognized in the period in which the rate change occurs.

Fair Value of Financial Instruments

The fair market value of the Company’s financial instruments included in the consolidated financial statements approximates their carrying value.

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

Stock-Based Compensation

At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003
Net Earnings (Loss), as reported	$2,217,699	$(1,716,979)
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	—	(31,657)

Pro Forma Net Earnings ( Loss)	$2,217,699	$(1,748,636)

Basic earnings (loss) per share:
As reported	$0.51	$(0.39)
Pro forma	$0.51	$(0.40)
Diluted earnings (loss) per share:
As reported	$0.50	$(0.39)
Pro forma	$0.50	$(0.40)

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have an impact on the Company’s financial statements.

2. Discontinued Operations

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”) providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business. The purchase price of $5.5 million was paid in cash at closing, subject to a 10% escrow. The closing occurred on September 5, 2003.

The Agreement provided, among other things, for the purchase by ITI of (i) certain of the Company’s operating vehicles, equipment and inventories, (ii) all of the Company’s on-going contracts (other than those of Try Tek) and (iii) the Company’s sublicenses and other intellectual property, including its supply agreements.

In May 2003, the Company entered into discussions with several parties indicating interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Try Tek’s operations have been significantly curtailed since that time.

Under the terms of the Agreement, the Company agreed that, after the closing of the Asset Sale, it would, among other things, consider in good faith the dissolution of INEI. Accordingly, as of June 30, 2003, all of the Company’s activities are considered to be discontinued.

3. Accounts Receivable

Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts. Until September 5, 2003, the Company performed services under contract primarily with governmental authorities - federal, state and local entities. The Company’s bad debt writeoffs have been insignificant historically. Based on the specific terms of the Company’s pipeline rehabilitation contracts, the profile of its customer base, its collection and writeoff experience and its review of specific account balances, the Company has established an Allowance for Doubtful Accounts of $7,695 at June 30, 2004.

4. Property, Plant and Equipment

Property, plant and equipment, consist of the following:

June 30, 2004
Land and improvements	$5,000
Buildings and improvements	101,625
Vehicles and production equipment	258,865
Small tools, radios and machine shop equipment	9,924
Office furniture and equipment	201,028

576,442
Less accumulated depreciation	(516,546)

Property, plant and equipment, less accumulated depreciation	$59,896

All of the Company’s property, plant and equipment have been classified as held for sale since June 30, 2003.

The Company incurred repair and maintenance costs of approximately $175,000 and $365,000 for the years ended June 30, 2004, and 2003, respectively.

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

6. Leases

The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $108,000 and $85,000 for the years ended June 30, 2004 and 2003, respectively. The Company has committed to make minimum lease payments of approximately $14,000 on noncancelable operating leases during the year ending June 30, 2005.

7. Income Taxes

A reconciliation of income taxes computed at statutory rates to the actual provision (credit) for income taxes included in the consolidated statements of operations is as follows:

	Years Ended June 30,
	2004	2003
Federal income tax (benefit) computed at the statutory rate	$1,058,000	$(888,000)
State income tax (benefit), net of federal tax (benefit)	143,000	(86,000)
Permanent differences and other	7,000	46,000
Change in valuation allowance	(313,000)	33,000

Provision (credit) for income taxes	$895,000	$(895,000)

The provision (credit) for income taxes consists of the following:

	Years Ended June 30,
	2004	2003
Current:
Federal	$0	$0
State	0	0

Total	0	0

Deferred:
Federal	743,000	(775,000)
State	152,000	(120,000)

Total	895,000	(895,000)

Total provision (credit) for income taxes	$895,000	$(895,000)

At June 30, 2004, the Company has net operating loss carryforwards of approximately $1,484,000 available to reduce future Federal tax liabilities. The available net operating loss carryforwards will expire in 2023, if not utilized by then.

The components of temporary differences which give rise to the Company’s net deferred tax asset at June 30, 2004 are presented below:

June 30, 2004
Deferred Tax Asset:
Net operating loss carryforwards	$608,000
Accrued compensation	280,000
Other	39,000

927,000
Valuation allowance	(927,000)

Net Deferred Tax Asset	$0

8. Commitments and Contingencies

Retention Incentive Agreements

In April 2004, the Company entered into Retention Incentive Agreements (the “Agreements”) with two of the Company’s executive officers in order that they remain in the Company’s employ to complete the orderly dissolution and winding up of the Company. The Agreements have an effective date of January 1, 2004 and will continue for three years after dissolution of the Company or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The Agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. The Company has accrued $338,000 in connection with these Agreements as of June 30, 2004.

License Agreements

Until September 5, 2003, INEI held six sublicense agreements with ITI which granted INEI the right to perform the Insituform process in Maryland, Virginia, Delaware, the District of Columbia, Pennsylvania, Ohio, West Virginia, and three Kentucky counties. The agreements were for the life of the patents or the patent rights unless sooner terminated by a specified action of INEI or ITI. The agreements specified that a royalty equal to 8% of the gross contract price of all contracts performed by INEI utilizing the process, less certain fees, be paid to ITI.

Until September 5, 2003, INEI held a license agreement for identical territories with NuPipe, Inc., a wholly-owned subsidiary of

ITI, for the sale and installation of pre-formed PVC thermoplastic pipe under the NuPipe® process and trademark. INEI had committed to pay a royalty equal to 6.75% of gross contract revenues utilizing the NuPipe process and to purchase certain installation equipment and installation materials from NuPipe, Inc.

The agreements obligated the Company to pay minimum annual royalties during the terms of the agreements unless waived upon approval of the Company’s marketing and sales plans for licensed processes by ITI. No minimum annual royalties were incurred by INEI during the year ended June 30, 2004. During the year ended June 30, 2003, the Company incurred approximately $709,000 in royalty expense, to include approximately $256,000 in minimum annual royalties not waived by ITI.

Under the terms of the Asset Purchase Agreement closed on September 5, 2003, ITI purchased all licenses and sublicenses held by the Company, including all Insituform and NuPipe licenses, sublicenses and rights to use or operate under Insituform or NuPipe patents or trademarks, and intangible or intellectual property rights, including know-how, relating thereto or to the business. Under the terms of a side letter agreement dated June 18, 2003 between INEI and ITI, in settlement of all accrued and unpaid minimum royalties under such license agreements, ITI received certain pieces of equipment with an aggregate value of $200,000.

Supply Agreements

On December 29, 1997, INEI entered into a supply agreement with ITI whereby INEI committed to purchase 90% of its Insitutube requirements from ITI for an initial five year period from January 1, 1998 to December 31, 2002. The agreement would have automatically extended for one year periods unless notice of termination was provided by either party six months prior to the end of any such annual period. On June 24, 2002, INEI notified ITI of its election to terminate the agreement effective December 31, 2002, in order to negotiate a new agreement.

Effective January 1, 2003, INEI entered into a new supply agreement with ITI for the purchase of felt tubes. The agreement was for a period of one year and would have continued year-to-year unless cancelled by either party upon the giving of ninety days written notice at any time. ITI extended certain favorable pricing for an annual order volume totaling more than $500,000 in exchange for the Company’s commitment to purchase its tube requirements sole source from ITI.

Effective July 20, 1999, Midsouth Partners executed a Felt Tube Supply Agreement with ITI for the purchase of felt tubes to be used in CIPP pipe rehabilitation in the partnership’s previously licensed territories of Tennessee, most of Kentucky and northern Mississippi. The agreement, with an initial five year term, automatically extended for successive one year periods unless notice of termination is provided by either party six months prior to the expiration date of the initial five year period or any such annual period thereafter.

The supply agreements discussed above were purchased by ITI on September 5, 2003.

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

9. Stockholders’ Equity

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

At June 30, 2004, the Company held 327,897 shares of its Common Stock in treasury at an average cost of $3.63 per share.

10. Profit Sharing Plan

All employees meeting certain minimum eligibility requirements and who were not covered by collective bargaining agreements participated in a profit-sharing plan until the plan’s termination on March 31, 2004. No employees were covered by collective bargaining agreements during the fiscal year ended June 30, 2004. Contributions were determined annually by the Company’s Board of Directors. No contributions were made during the years ended June 30, 2004 and 2003.

11. Supplemental Executive Retirement Plan

On January 1, 1998, the Company established an unfunded supplemental executive retirement plan (“SERP”) for its then three executive officers, who were not otherwise participants in the parent company SERP. One of these officers retired in fiscal year 2002, and the remaining two officers were terminated on September 6, 2003 and entered into employment with ITI. The expense for this plan was approximately $72,000 and $49,000 for the fiscal years ended June 30, 2004 and 2003, respectively.

On July 1, 1998, the Company established a trust to facilitate the payment of benefits under the plan. As of June 30, 2004, funds in the trust were invested in variable life insurance policies on the lives of two of the plan-covered officers. Assets of the trust are subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency.

12. Net Earnings (Loss) Per Share

Basic earnings per share data are calculated by dividing the net earnings (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share data is calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. Common stock equivalents represent outstanding stock options. The following numbers of shares have been used in the net earnings (loss) per share computations:

	2004	2003
Basic	4,365,182	4,356,862

Diluted	4,422,178	4,356,862

13. Stock Option Plans

As of June 30, 2004, the Company maintains two stock option plans. A third plan expired during fiscal year 2004. All grants of options are made at the market price of the Company’s Common Stock at the date of the grant.

On December 10, 1999, the shareholders of the Company adopted the INEI Corporation 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock have been reserved for certain full-time employees of the Company. On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to the then four executive officers of the

Company who were not directors at a per share price of $1.5625. These options vested on December 8, 2002 and are exercisable at any time until December 8, 2005, unless exercisable sooner as set forth in the executives’ option agreements. One of these officers retired in fiscal year 2002 and two others left the Company’s employ in September 2003. Options granted to these officers expired six months after they left the Company. No options available under this plan have been exercised, and 30,000 shares remain exercisable as of June 30, 2004.

Also, on December 10, 1999, the shareholders of the Company adopted the INEI Corporation 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the directors of the Company. Options under this plan are exercisable at the date of the grant. If not exercised, option shares granted under this plan expire five years from the date of the grant.

On December 9, 1994, the shareholders of the Company adopted the INEI Corporation 1994 Board of Directors Stock Option Plan. Options under this plan were exercisable at the date of the grant and, if not exercised, expired five years from the date of the grant. No further options will be granted under this plan, and all previous options granted, which were not exercised or had not expired in prior years, expired during fiscal year 2004.

The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during the past two fiscal years:

	1999 Board of Directors Stock Option Plan		1994 Board of Directors Stock Option Plan
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding July 1, 2002	180,000	$1.23	120,000	$1.80
Granted	60,000.66		0	0
Exercised	0	0	0	0
Expired	0	0	(60,000)	2.49

Outstanding June 30, 2003	240,000	1.09	60,000	1.14
Granted	0	0	0	0
Exercised	0		15,000	1.14
Expired	0	0	(45,000)	(1.14)

Outstanding June 30, 2004	240,000	$1.09	0	$0

Exercisable June 30, 2004	240,000		0

As allowed under provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

No stock options were granted during the fiscal year ended June 30, 2004. Summary information for stock options granted during the fiscal year ended June 30, 2003 is as follows:

Date of grant	12/12/02
Option shares granted	60,000
Risk-free interest rate	2.40%
Expected stock price volatility	111%
Per share exercise price	$0.66
Fair value per option share	$0.53

The fair value of options granted during the year ended June 30, 2003 was estimated on the date of the grants using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

14. Segment Reporting Information

The Company’s discontinued operating activities consisted of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using cured-in-place pipe (“CIPP”) rehabilitation processes.

The Company’s sales to foreign countries, consisting of equipment and parts manufactured by Try Tek Machine Works were approximately $117,000 and $97,000 for the years ended June 30, 2004 and 2003, respectively.

15. Significant Customers

Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. In each of the last two fiscal years, a majority of the Company’s revenues have come from state and local government entities – cities, counties, state agencies and regional authorities. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively of the now discontinued Company’s revenues. During the year ended June 30, 2003, those same two customers accounted for 26% and 35%, respectively, of the now discontinued Company’s revenues.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a Chief Executive Officer, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEOC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2004.

Disclosure controls and procedures generally are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age, principal occupation, business experience and directorship history of the directors and executive officers of INEI. Directors of the Company are elected at the Annual Meeting of Stockholders, except that vacancies and newly created directorships may be filled by the directors then in office. Effective with the approval of the Company’s stockholders on June 30, 2004 of the Plan of Dissolution and Liquidation, each director holds office until completion of the Company’s liquidation or until his earlier resignation or removal.

Name, Age, Principal Occupation, Business Experience and Directorships	First Became A Director	Class of Common Stock For Which Elected
George Wm. Erikson, Age 62 1/	1984	Class B Common Stock

Chairman, member of the Chief Executive Officer Committee and General Counsel since 1986, Chairman of the Board of Directors from 1985 to 1986; CERBCO, Inc. — Chairman, General Counsel and Director since 1988; CERBERONICS, Inc. — Vice Chairman since 1988, Chairman from 1979 to 1988, Secretary from 1976 to 1988, General Counsel since 1976 and Director since 1975; Capitol Office Solutions, Inc. — Chairman, General Counsel and Director from 1987 to June 30, 1997.

Robert W. Erikson, Age 59 1/	1985	Class B Common Stock

President since September 1991, Vice Chairman and member of the Chief Executive Officer Committee since 1986, Vice Chairman of the Board of Directors from 1985 to 1986; CERBCO, Inc. — President, Vice Chairman and Director since 1988; CERBERONICS, Inc. — Chairman since 1988, President from 1977 to 1988 and Director since 1974; Capitol Office Solutions, Inc. — Vice Chairman and Director from 1987 to June 30, 1997; Director of The Palmer National Bank from 1983 to 1996, and Director of its successor, The George Mason Bank, N.A., until June 1997.

Webb C. Hayes, IV, Age 56 2/ 3/	1994	Common Stock

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

Paul C. Kincheloe, Jr., Age 63 2/ 3/	1994	Class B Common Stock

Practicing attorney and real estate investor since 1967; Partner in the law firm of Kincheloe and Schneiderman since 1983; Director of CERBCO, Inc. since 1991; Director of Capitol Office Solutions, Inc. from 1992 to June 30, 1997; Director of Herndon Federal Saving & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

William C. Willis, Jr., Age 51 Director, President and CEO of Global Technovations, Inc. since 1997, Chairman of the Board since 1998; Chairman of Willis & Associates from 1995 to 1997; President and COO of MBf USA, Inc. from 1994 to 1995; President and CEO of Insituform Technologies, Inc. from 1990 to 1993; President of The Paper Art Company, Inc., a division of The Mennen Company, from 1985 to 1990.	2003	Common Stock

Robert F. Hartman, Age 57 4/

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

1/	Messrs. George Wm. Erikson and Robert W. Erikson are brothers.
2/	Member of Audit Committee.
3/	Member of Stock Option Committee.
4/	Mr. Hartman is an executive officer but not a director of the Company. He holds office until his successor is elected and qualified or until his earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company’s equity securities (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity securities. To the best of the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner during the fiscal year.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors, to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. The Company did not have a formal written code of ethics in fiscal year 2004 because the Company was planning to dissolve during the fiscal year

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Webb C. Hayes, IV, a member of the Company’s Audit Committee is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

GENERAL

Pursuant to the Company’s By-laws, the Chief Executive Officer Committee (the “CEOC”) — consisting of the Chairman, the Vice Chairman, the President, and such other officers of the Corporation as may from time to time be determined by the Board — performs the functions of the Chief Executive Officer of the Company. Since August 30, 1991, the CEOC has consisted of George Wm. Erikson, Chairman, and Robert W. Erikson, Vice Chairman and President.

SUMMARY COMPENSATION

The following table sets forth information concerning the compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
Name and Principal Position	Fiscal Year	Annual Compensation				Awards		Payouts	All Other Compensation ($) 4/
		Salary ($)	Bonus ($)	Other Annual Compensation ($) 3/	Total Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
George Wm. Erikson	2004	$125,830	$0	$0	$125,830	$0	0	$0	$0
Chairman & General	2003	168,953	0	0	168,953	0	15,000	0	0
Counsel 1/	2002	186,282	0	0	186,282	0	15,000	0	949
Robert W. Erikson	2004	$125,830	$0	$0	$125,830	$0	0	$0	$0
Vice Chairman &	2003	168,953	0	0	168,953	0	15,000	0	0
President 1/	2002	186,282	0	0	186,282	0	15,000	0	949
Robert F. Hartman	2004	$110,732	$0	$0	$110,732	$0	0	$0	$0
Vice President,	2003	101,596	0	0	101,596	0	0	0	0
Secretary, Treasurer & Chief Financial Officer 2/	2002	96,427	0	0	96,427	0	0	0	509

1/	The Company’s Chief Executive Officer Committee, consisting of the Chairman and the Vice Chairman & President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/	Mr. Hartman assumed the additional duties of Treasurer & Chief Financial Officer effective May 18, 2002.
3/	None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
4	Amounts allocated under the INEI Advantage Plan.

COMPENSATION PURSUANT TO PLANS

INEI Corporation Employee Advantage Plan

The Company maintained a noncontributory profit sharing (retirement) plan, the INEI Corporation Employee Advantage Plan (the “INEI Advantage Plan”)until such plan was terminated by the Company’s Board of Directors as of March 31, 2004. All employees not covered by a collective bargaining agreement and employed with the Company for at least one year were eligible to participate. No employee was covered by a collective bargaining agreement. The INEI Advantage Plan was administered by the Company’s Board which determined, at its discretion, the amount of the Company’s annual contribution. The INEI Board could authorize a contribution, on behalf of the Company, of up to 15% of the compensation paid to participating employees during the year. The plan was integrated with Social Security. Each participating employee was allocated a portion of the Company’s contribution based on the amount of that employee’s compensation plus compensation above FICA limits relative to the total compensation paid to all participating employees plus total compensation paid above FICA limits. Discretionary amounts allocated under the INEI Advantage Plan began to be vested after three years of service (at which time 20% vested) and were fully vested after seven years of service. No contribution was authorized for the fiscal year ended June 30, 2004.

The INEI Advantage Plan also included a salary reduction profit sharing feature under Section 401(k) of the Internal Revenue Code. Participants could elect to defer a portion of their compensation by any whole percentage from 2% to 16% subject to certain limitations. At its discretion, the Company’s Board could authorize an employer matching contribution equal to 25% of the participant’s deferred compensation up to a maximum of 1.5% of the participant’s total paid compensation for the fiscal year. Participants were 100% vested at all times in their deferral and employer matching accounts. No matching contribution was authorized for the fiscal year ended June 30, 2004.

INEI Corporation Supplemental Executive Retirement Plan

During fiscal year 1998, the Company entered into Supplemental Executive Retirement Agreements with then three executive officers who were not otherwise participants in a similar plan maintained by the Company’s parent company pursuant to a Supplemental Executive Retirement Plan (the “SERP”). Each agreement provided for monthly retirement benefits of 25% of the executive’s final aggregate monthly salary from the Company as defined in and limited by the executive’s agreement. Each covered executive’s benefit under the plan was to be paid in equal monthly amounts for the remainder of the covered executive’s life beginning as of any date on or after his 62nd birthday (at the covered executive’s election) but not before his termination of service.

As of September 6, 2003, each of the three officers had left the employ of the Company. Under negotiated settlements fully executed on July 29, 2004 by each of the former officers, followed by payment of specified lump-sum settlement amounts out of the SERP’s associated Supplemental Executive Retirement Trust (the “Trust”), the Company discharged all of its liabilities to the beneficiaries under the SERP and the Trust was subsequently terminated. Total lump-sum payments to the plan participants aggregated to approximately $248,000 and, on August 18, 2004, remaining assets of approximately $69,000 in cash were returned to the Company from the terminated Trust.

1999 Board of Directors’ Stock Option Plan

The Company adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the INEI 1999 Board of Directors Stock Option Plan (the “1999 Directors’ Plan”). The purpose of the plan is to promote the growth and general prosperity of the Company by permitting the Company, through the granting of options to purchase shares of its Common Stock, to attract and retain the best available persons as members of the Company’s Board of Directors with an additional incentive for such persons to contribute to the success of the Company. The term of the plan is for ten years, unless terminated sooner by the Board of Directors. The plan is administered and options are granted by the Board of Directors. Under the terms of this plan, up to 525,000 shares of Common Stock have been reserved for the directors of the Company.

Each grant of options under the plan will entitle each director to whom such options are granted the right to purchase 15,000 shares of the Company’s Common Stock at a designated option price, anytime and from time to time, within five years from the date of grant. It was contemplated that options would be granted under the 1999 Directors’ Plan each year for five years to each member of the Board of Directors serving as such on the date of grant; that is, for each director serving for five years, a total of five options covering in the aggregate 75,000 shares of Common Stock (subject to adjustments upon changes in the capital structure of the Company), over a five year period. However, due to the dissolution of the Company on June 30, 2004, no options were granted during fiscal year 2004 or will be issued hereafter. No options available under this plan were exercised by directors of the Company during fiscal year 2004.

1994 Board of Directors’ Stock Option Plan

The Company adopted, with stockholder approval at the 1994 Annual Meeting of Stockholders, the INEI 1994 Board of Directors Stock Option Plan (the “1994 Directors’ Plan”). The purpose of this plan was the same as the 1999 Directors’ Plan. The term of the plan was for ten years, unless terminated sooner by the Board. Options were first granted to directors on December 9, 1994 and at each of the four succeeding Board meetings following the Annual Meetings of Stockholders in 1995, 1996, 1997 and 1998. Each grant of options under the plan entitled each director to whom such options were granted the right to purchase 15,000 shares of INEI’s Common Stock at a designated option price, any time and from time to time, within five years from the date of grant. No further options will be granted under this plan, and all previous options granted, which were not exercised or had not expired in prior years, expired during fiscal year 2004.

Mr. Robert Erikson exercised options to purchase 15,000 shares of INEI Common Stock during fiscal year 2004.

1999 Employee Stock Option Plan

The Company adopted, with stockholder approval at the 1999 Annual Meeting of Stockholders, the INEI 1999 Employee Stock Option Plan (the “1999 Employees’ Plan”). The purpose of the plan is to advance the growth and development of the Company by affording an opportunity to full-time employees of the Company to purchase shares of the Company’s Common Stock and to provide incentives for them to put forth maximum efforts for the success of the Company’s business. Any employee of the Company who is employed on a full time basis is eligible for participation. Under the terms of the plan, up to 350,000 shares of the Company’s Common Stock have been reserved for the employees of INEI. The plan is administered by the Incentive Stock Option Plan Committee consisting of Messrs. Paul C. Kincheloe, Jr. and Webb C. Hayes, IV.

On December 8, 2000, options on a total of 110,000 shares of Common Stock were granted to then four executive officers of the Company (including options on 30,000 shares to Mr. Hartman) at a per share price of $1.5625. These options were vested on December 8, 2002 and are exercisable at any time and from time to time until December 8, 2005, unless exercisable sooner as set forth in the executives’ option agreements. No options available under this plan were exercised by executive officers of the Company during the fiscal year ended June 30, 2004.

OPTIONS/SAR GRANTS

No options or Stock Appreciation Rights were granted to any of the named executive officers during fiscal year 2004 under the 1999 Directors’ Plan or the 1999 Employees’ Plan.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR–END OPTION/SAR VALUE TABLE

Mr. Robert Erikson exercised options to purchase 15,000 shares of INEI Common Stock granted under the 1994 Directors’ Plan during fiscal year 2004. No other option or Stock Appreciation Right grants made under the 1999 or 1994 Directors’ Plans or the 1999 Employee Plan to any of the named executive officers were exercised during fiscal year 2004.

The following table sets forth information concerning option or stock appreciation right grants held by each of the named executive officers, as of June 30, 2004:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In the Money Options/SARs at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
George Wm. Erikson	0	$0	60,000 1/	0	$19,378	$0
Robert W. Erikson	15,000	$5,390	60,000 1/	0	$19,378	$0
Robert F. Hartman	0	$0	30,000 2/	0	$0	$0

1/	Options exercisable under the INEI 1999 Board of Directors Stock Option Plan.
2/	Options granted under the INEI 1999 Employee Stock Option Plan.

LONG–TERM INCENTIVE PLAN AWARDS

The Company does not have any long–term incentive plans.

REPRICING OF OPTIONS/SARs

The Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executive officers during fiscal year 2004.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE–IN–CONTROL ARRANGEMENTS

During fiscal year 2001, the Company entered into a severance agreement with Mr. Robert Hartman whereby, in the event of a change in control of the Company and the subsequent termination of his employment by the Company, Mr. Hartman will receive payment of one year’s base salary and annual bonus, if any. The agreement also provides that, in the event he voluntarily resigns, he will not, without consent of the Company, enter into employment or other association with any other pipeline rehabilitation business in the United States for a period of two years.

In April 2004, pursuant to negotiations between the Special Committee and George Wm. Erikson and Robert W. Erikson (the “Executives”), the Company entered into Retention Incentive Agreements (the “Retention Agreements”) with the Executives, each of whom is an executive officer, director and principal stockholder of the Company. The following is a summary of the material terms of these Retention Agreements.

Term

The Retention Agreements have an effective date of January 1, 2004 (the “Effective Date”) and will continue for three years after the effectiveness of our Dissolution or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution to stockholders or to a Liquidating Trust (the “Term”).

Duties

During the Term, the Executives are required to evaluate and resolve all claims, including potential claims, against the Company in connection with the sale of any of the Company’s assets or obligations or any of its employees or agents. In addition, they are obligated to effect the sale of all of the Company’s remaining assets and to take all other actions necessary to complete the orderly dissolution and winding up of the Company.

Compensation

In consideration for carrying out their duties under the Retention Agreements, and their respective commitments to remain in the employ of the Company, each of the Executives is entitled to receive:

•	A monthly salary in the amount of $7,000 for a period of 12 months commencing on the Effective Date (the “Salary”);

•	A “stay bonus” of $105,000 payable eight days after timely execution (without revocation) of the General Release contemplated by his Retention Agreement (the “Stay Bonus”);

•	Continuation, through the Term or until the earlier Termination Date (as defined below), of the health, life and disability insurance benefits previously provided by the Company (the “Welfare Benefits”), provided that if the Company should cease to provide any of the Welfare Benefits, in lieu thereof monthly payments (“Benefit Payments”) in an amount equal to the cost to the Company, as of the Effective Date, of providing such discontinued Welfare Benefits; and

•	A lump sum payment in the amount of $338,000 payable on the later of January 1, 2005 or the date that the Company makes its first liquidating distribution to its stockholders (the “Severance Payment”).

The Retention Agreements provide that, as a condition to receiving his Stay Bonus, each of the Executives is to execute a General Release no later than ten days after the last day of the Term and that, as a condition to receiving his Stay Bonus or his Severance Payment, each of the Executives (or, in the case of the death of the Executive, the representative of his estate) is to execute such a General Release no later than ten days after the Termination Date.

Termination

Subject to certain notice requirements, a Retention Agreement may be terminated before the end of the Term (such earlier termination date being referred to as the “Termination Date”) by either the Special Committee or the Executive who is the counterparty to that Agreement or, at the election of the Special Committee, upon the Total Disability (as defined) of such Executive. In addition, a Retention Agreement will terminate automatically upon the death of the Executive who is the counterparty thereto. For purposes of the Retention Agreements, “Total Disability” means the inability of the Executive to perform his duties under his Agreement by reason of a physical or mental impairment for a period of 60 substantially consecutive days.

In the event that the Company terminates a Retention Agreement for Cause (as defined) or the Executive terminates his Retention Agreement for any reason, as of the Termination Date any remaining Salary payments and all Welfare Benefits (subject to any statutory continuation rights) (and, if applicable, any Benefit Payments) will cease and the Executive will not be entitled to the Stay Bonus or Severance Payment. In the event that the Company terminates a Retention Agreement without Cause, as of the Termination Date any remaining Salary payments and all Welfare Benefits (subject to any statutory continuation rights) (and, if applicable, any Benefit Payments) will cease but, subject to the timely execution by the Executive of the General Release and material compliance, by the Executive, with his noncompetition and nonsolicitation obligations (as discussed below), the Executive will be paid his Stay Bonus and Severance Payment. In the event of the death or Total Disability of the Executive, as of the Termination Date any remaining Salary payments and all Welfare Benefits (and, if applicable, any Benefit Payments) will cease but, subject to the timely execution by the Executive of the General Release, the Severance Payment will be made to the Executive or his estate. In the case of the Executive’s death, the Severance Payment will be made to the estate no more than 60 days following the Executive’s death. For purposes of the Retention Agreements, “Cause” means mean (i) the Executive’s conviction or entering of a plea of guilty or nolo contendere to any felony or any crime involving moral turpitude; (ii) dishonesty or other willful misconduct on the part of the Executive that is materially harmful to the Company; (iii) the failure of the Executive, within ten days after receipt by the Executive of written notice from the Special Committee, to comply with lawful and reasonable instructions of the Special Committee; or (iv) the failure of the Executive to perform the duties specified in the Retention Agreements in any material respect, other than as a result of illness or other disability, following written notice thereof from the Special Committee and a period of ten days to cure such failure.

Nonsolicitation and Noncompetition

In addition to their duties under their respective Retention Agreements, each of the Executives will not, directly or indirectly, for a period of three years following the effective date of the Company’s Dissolution (i) solicit or encourage any person to cease doing business with ITI or any affiliate of ITI or solicit or encourage any employee of ITI or of any affiliate of ITI to cease being an employee of ITI or such affiliate or (ii) engage in any activity which would constitute a violation of the noncompetition provision of the Asset Purchase Agreement between the Company and ITI, if the Company were to engage in such activity.

COMPENSATION OF DIRECTORS

Non–officer directors of the Company are paid an annual fee of $5,000 and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Directors who are salaried employees receive no remuneration for their service as directors but are eligible with all other directors to participate in the 1999 Board of Directors’ Stock Option Plan, as described under the section entitled “Compensation Pursuant to Plans.” All directors of the Company are reimbursed for Company travel–related expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of June 30, 2004:

Name & Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership		Percent of Class
CERBCO, Inc. 1419 Forest Drive, Suite 209 Annapolis, MD 21403	Common Stock Class B Common Stock	1,414,850 296,141		34.7 99.5	% 1/ % 1/

Kellogg Capital Group, L.L.C. 14 Wall Street, 27th Floor New York, NY 10005	Common Stock	208,600	2/	5.1%

George Wm. Erikson 3/ CERBCO, Inc. 1419 Forest Drive, Suite 209 Annapolis, MD 21403

Robert W. Erikson 3/ CERBCO, Inc. 1419 Forest Drive, Suite 209 Annapolis, MD 21403

1/	Through its ownership of such percentages of the outstanding shares of Common Stock and Class B Common Stock, CERBCO, Inc. is entitled to cast 62.1% of all votes entitled to be cast on matters on which holders of shares of both classes of the Company’s common stock vote together.
2/	Beneficial ownership, sole voting and sole investment power as publicly disclosed in Schedule 13G filed with the SEC on February 16, 2004.
3/	Messrs. George Wm. Erikson and Robert W. Erikson own 45.4% and 39.9%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

SECURITY OWNERSHIP OF MANAGEMENT

The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company’s Common Stock or Class B Common Stock as of September 7, 2004, and with respect to all directors and officers of the Company as a group:

		Amount & Nature of Beneficial Ownership
Name of Beneficial Owner	Title of Class	Owned Outright	Exercisable Options	Percent of Class
George Wm. Erikson 1/	Common Stock	16,500	60,000	2.2%
Robert W. Erikson 1/	Common Stock	0	60,000	1.8%
Webb C. Hayes, IV	Common Stock	0	60,000	1.8%
Paul C. Kincheloe, Jr.	Common Stock	0	60,000	1.8%
All directors and officers as a group (6 persons, including those named above)	Common Stock Class B Common Stock	16,500 0	270,000 0	9.5% 0%

1/	Messrs. George Wm. Erikson and Robert W. Erikson own 45.4% and 39.9%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Wm. Erikson and Robert W. Erikson are brothers.

Item 12. Certain Relationships and Related Transactions

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

Mr. George Erikson, Chairman of the Company, and Mr. Robert Erikson, President of the Company, own 45.4% and 39.9%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Erikson and Robert Erikson are brothers.

Holders of shares of INEI Class B Common Stock, voting separately as a class, have the right to elect the remaining members of the Company’s Board of Directors after election of not less than 25% of the directors by holders of shares of INEI Common Stock, voting separately as a class. By virtue of its ownership of 99.5% of the outstanding shares of the Company’s Class B Common Stock, CERBCO, Inc. can elect the majority of the members of the Company’s Board of Directors, giving it majority control of the Company.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number*
2.1	Asset Purchase Agreement dated as of June 18, 2003 (Incorporated by reference to Exhibit 99.1 to the Current Form 8-K dated June 18, 2003)

2.2	Plan of Dissolution and Liquidation of INEI Corporation (Incorporated by reference to Annex A of the Proxy Statement for the Annual Meeting of Shareholders on June 30, 2004)

3.1	Restated Certificate of Incorporation of the Company amended as of June 18, 2003 (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended June 30, 2003)

3.2	By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.1	IEI 1999 BOD Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.2	IEI 1999 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.3	SERP Contract with Officers (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.4	Incentive Stock Option Agreement with Officers (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended June 30, 2002)

10.5	Severance Agreement with Officers (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended June 30, 2002)

10.6	Retention Incentive Agreement - George Wm. Erikson (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.7	Retention Incentive Agreement - Robert W. Erikson (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.
**	Stockholders may obtain copies of any of the documents not included herein but filed with the SEC by writing to INEI Corporation, Attn: Corporate Secretary, 1419 Forest Drive, Suite 209, Annapolis, MD 21403; or on the internet at www.sec.gov.

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Aronson & Company for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2004, and June 30, 2003, and fees billed for other services rendered by Aronson & Company during those periods.

	2004	2003
Audit fees:[1]	$69,643	$63,084
Audit related fees:[2]	4,603	0
Tax fees:[3]	15,378	12,244
All other fees:[4]	0	0

Total	$89,624	$75,328

(1)	Audit fees consist principally of audit work performed on the consolidated financial statements, as well as quarterly reviews of financial statements included in the Company’s Forms 10-QSB. The 2004 payments include billings for the audit for 2003 and quarterly reviews for the third quarter of 2003 and for 2004. The 2003 payments include billings for the audit for 2002 and quarterly reviews for the first two quarters of 2003.
(2)	Audit related fees in 2004 consist principally of fees for Aronson & Company representatives to research certain disclosure items and other reimbursable expenses.
(3)	Tax fees consist principally of tax compliance and reporting.
(4)	The Company generally does not engage Aronson & Company for “other” services.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s procedure is to review any proposed engagement of its independent public accountants, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of the independent public accountants.

SERVICES BY EMPLOYEES OF ARONSON & COMPANY

No part of Aronson & Company’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2004 and 2003 was attributable to work performed by persons other than Aronson & Company’s permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on September 28, 2004.

INEI CORPORATION

/s/ Robert W. Erikson
Robert W. Erikson
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title	Capacity	Date
/s/ George Wm. Erikson
George Wm. Erikson	Director and	September 28, 2004
Chairman	Principal Executive Officer

/s/ Robert W. Erikson
Robert W. Erikson	Director and	September 28, 2004
President	Principal Executive Officer

/s/ Robert F. Hartman
Robert F. Hartman	Principal Financial Officer,	September 28, 2004
Vice President, Secretary & Treasurer	Principal Accounting Officer

/s/ Webb C. Hayes, IV
Webb C. Hayes, IV	Director	September 28, 2004

/s/ Paul C. Kincheloe, Jr.
Paul C. Kincheloe, Jr.	Director	September 28, 2004

/s/ William C. Willis, Jr.
William C. Willis, Jr.	Director	September 28, 2004