Form 10QSB
period 2004-09-30
INEI CORP
filed 2004-11-12
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-10800

INEI CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	52-0905854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1419 Forest Drive, Suite 209, Annapolis, Maryland 21403

(Address of principal executive offices)

(443) 482-3375

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 1, 2004, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

SEPTEMBER 30, 2004

(Unaudited)

ASSETS
Cash and cash equivalents	$7,574,879
Cash in escrow	775,000
Accounts receivable	270,634
Inventories	133,294
Prepaid insurance	59,355
Property, plant and equipment	59,897
Deposits	2,479

Total Assets in Liquidation	8,875,538

LIABILITIES
Accounts payable	132,180
Distributions payable	4,371,862
Accrued compensation and other expenses	2,185,565

Total Liabilities in Liquidation	6,689,607

Net Assets in Liquidation	$2,185,931

See notes to financial statements.

INEI CORPORATION

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

Sources of Additional Cash:
Sales of products	$117,270
Interest income	16,365
Other income	36,987

Total sources of additional cash	170,622

Additional Uses of Cash:
Cost of sales	54,687
Salaries and benefits	556,225
Professional fees	87,571
Public disclosure	15,837
Rent and utilities	20,842
Office expenses	29,593
Other expenses	8,743
Reserve for estimated liquidation costs	1,135,049
Liquidating distribution	4,371,862

Total additional uses of cash	6,280,409

Decrease in Net Assets in Liquidation	(6,109,787)
Net Assets in Liquidation at beginning of period	8,295,718

Net Assets in Liquidation at end of period	$2,185,931

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

Sales	$1,782,882

Costs and Expenses:
Cost of sales	1,620,178
Selling, general and administrative	755,090

Total Costs and Expenses	2,375,268

Loss from Operations	(592,386)

Gain on Sale of Equipment and Other Assets	5,062,792
Investment Income	4,235
Interest Expense	(22,333)
Other Expense – net	(64,153)

Earnings Before Income Taxes	4,388,155

Provision for Income Taxes	895,000

Net Earnings	$3,493,155

Basic Earnings Per Share	$0.80

Diluted Earnings Per Share	$0.79

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

Cash Flows from Operating Activities:
Net earnings	$3,493,155
Adjustments for noncash items included in net earnings:
Depreciation and amortization	2,513
Deferred income taxes	895,000
Gain on sale of equipment and other assets	(5,062,792)
Increase in SERP liability	71,760
Changes in assets and liabilities:
Receivables	1,037,358
Inventories	41,260
Other current assets	(132,370)
Payables and accruals	(896,048)

Net cash used in operating activities	(550,164)

Cash Flows from Investing Activities:
Increase in cash surrender value of SERP life insurance	(4,148)
Sale of equipment and other assets	5,548,700

Net cash provided by investing activities	5,544,552

Cash Flows from Financing Activities:
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)

Net cash used in financing activities	(3,000,000)

Net increase (decrease) in cash and cash equivalents	1,994,388
Cash and cash equivalents at beginning of period	412,289

Cash and cash equivalents at end of period	$2,406,677

Supplemental disclosure of cash flow information:
Interest paid	$22,333

See notes to financial statements.

INEI CORPORATION

Notes to Financial Statements

(Unaudited)

1. Basis of Accounting

At the Company’s annual meeting of stockholders on June 30, 2004, the stockholders voted to approve a Plan of Dissolution and Liquidation of the Company (the “Plan”). The Company is now proceeding with its liquidation in accordance with the Plan and, accordingly, has adopted the liquidation basis of accounting for all periods beginning after June 30, 2004. During the quarter ended September 30, 2004, the Company revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period, including estimated costs for carrying out the liquidation, included herein in the Statement of Net Assets as Other Expenses. The Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, and such values may differ materially from the amounts estimated. Changes in estimates are recorded when known. Due to the uncertainty in timing of the anticipated sale or disposal of the Company’s wholly-owned subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), no provision has been made for estimated future cash flows from Try Tek’s operations.

The Statement of Net Assets Available for Liquidation as of September 30, 2004 and the Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2004 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation and the changes in net assets in liquidation at September 30, 2004 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

2. Principles of Consolidation

The liquidation basis financial statements include the accounts of the Company and Try Tek. All significant intercompany accounts and transactions have been eliminated.

3. Contingencies

The Company is a party to certain claims arising out of the ordinary course of business. While it is not possible at this time to establish the ultimate amount of liability, if any, associated with such claims, management of the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on the financial position of the Company.

4. Earnings Per Share

Basic earnings per share data for the three months ended September 30, 2003 were calculated by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share data were calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents were excluded. Common stock equivalents represent outstanding stock options. Weighted average shares of 4,356,862 and 4,419, 055 were used in computing basic and diluted per share data, respectively, for the three months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

On June 30, 2004, the stockholders of the Company approved a plan of dissolution and liquidation (the “Plan”) and a certificate of dissolution was filed in Delaware. The Company is proceeding with its liquidation in accordance with the Plan.

On September 28, 2004, the Company’s Board of Directors declared an initial cash liquidating distribution of one dollar ($1.00) per share on both its Common Stock and on its Class B Common Stock payable on November 1, 2004 to the stockholders of record at the close of business on October 15, 2004.

While the Company is not able to predict with certainty the actual realizable value of all of its remaining assets, the ultimate settlement amounts of its remaining liabilities or the amounts it ultimately will expend during the final liquidation process, the Company continues to anticipate, as previously disclosed in its public filings, that the total amount ultimately distributable to its stockholders will be, in the aggregate, between $1.25 and $1.75 per share of Common Stock and Class B Common Stock.

The Company held as of September 30, 2004:

•	one parcel of improved real property located in Hanover, PA, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $8.3 million, substantially all of which represents residual net proceeds from the sales of the Company’s property, equipment and other assets;

•	residual inventory, equipment and other assets in the approximate amount of $225,000; and

•	accounts receivable in the approximate amount of $238,000.

While the Company currently is unable to estimate when or in what amount additional distributions may be paid to stockholders, the Company presently anticipates that all remaining distributions to stockholders pursuant to the Plan will be made within one year of the initial liquidating distribution.

Three Months Ended September 30, 2004

Net Assets in Liquidation decreased $6.1 million from June 30, 2004 to September 30, 2004. The Company incurred a loss from discontinued operations of $602,876 on revenues of $117,270 for the three months ended September 30, 2004. The Company established a reserve of approximately $1.1 million for additional estimated liquidation costs. An initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) was declared on September 28, 2004 and is reflected in the Statement of Net Assets in Liquidation.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at September 30, 2004, after declaration of an initial liquidating distribution to stockholders of $1.00 per share, are $2,185,931 or $0.50 per share. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions of between $0.25 and $0.75 per share, although, to the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, it is possible stockholders ultimately may receive less than the aggregate amount the Company anticipates.

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

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEOC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

Disclosure controls and procedures generally are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

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

Date: November 12, 2004	INEI CORPORATION
(Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)