Form 10QSB
period 2004-12-31
INEI CORP
filed 2005-02-22
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

As of February 1, 2005, the following number of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

December 31, 2004

(Unaudited)

ASSETS
Cash and cash equivalents	$3,588,051
Cash in escrow	225,000
Accounts receivable	288,491
Inventories	138,179
Prepaid insurance	4,689
Property, plant and equipment	59,897
Deposits	2,479

Total Assets in Liquidation	4,306,786

LIABILITIES
Accounts payable	17,325
Accrued compensation and other expenses	2,103,530

Total Liabilities in Liquidation	2,120,855

Net Assets in Liquidation	$2,185,931

See notes to financial statements.

INEI CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

	Three Months Ended Dec. 31, 2004	Six Months Ended Dec. 31, 2004
Sources of Additional Cash:
Sales of products	$156,736	$274,006
Interest income	14,751	31,116
Other income	16,764	53,751

Total sources of additional cash	188,251	358,873

Additional Uses of Cash:
Cost of sales	51,600	106,287
Salaries and benefits	116,173	672,398
Professional fees	45,082	132,653
Public disclosure	9,526	25,363
Rent and utilities	15,952	36,794
Office expenses	26,747	56,340
Other expenses	4,237	12,980
Reserve for estimated liquidation costs	0	1,053,983
Liquidating Distribution	0	4,371,862

Total additional uses of cash	269,317	6,468,660

Decrease in Net Assets in Liquidation Before Adjustments	(81,066)	(6,109,787)

Adjustment of Reserve for Estimated Liquidation Costs	81,066	0

Decrease in Net Assets in Liquidation	0	(6,109,787)

Net Assets in Liquidation at beginning of period	2,185,931	8,295,718

Net Assets in Liquidation at end of period	$2,185,931	$2,185,931

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Dec. 31, 2003	Six Months Ended Dec. 31, 2003
Sales	$109,619	$1,892,501

Costs and Expenses:
Cost of sales	242,899	1,863,077
Selling, general and administrative	941,836	1,696,926

Total Costs and Expenses	1,184,735	3,560,003

Loss from Operations	(1,075,116)	(1,667,502)

Gain on Sale of Equipment and Other Assets	693,977	5,756,769
Investment Income	0	216
Interest Expense	0	(22,333)
Other Income - net	148,878	88,744

(Loss) Earnings Before Income Taxes	(232,261)	4,155,894

Provision for Income Taxes	0	895,000

Net (Loss) Earnings	$(232,261)	$3,260,894

Basic (Loss) Earnings Per Share	$(0.05)	$0.75

Diluted Earnings Per Share	$(0.05)	$0.74

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2003

(Unaudited)

Cash Flows from Operating Activities:
Net earnings	$3,260,894
Adjustments for noncash items included in net earnings:
Depreciation and amortization	4,313
Deferred income taxes	895,000
Gain on sale of equipment and other assets	(5,756,769)
Increase in SERP liability	71,760
Changes in assets and liabilities:
Receivables	2,300,830
Inventories	103,624
Other current assets	(14,736)
Payables and accruals	(940,157)

Net cash used in operating activities	(75,241)

Cash Flows from Investing Activities:
Increase in cash surrender value of SERP life insurance	(38,860)
Sale of equipment and other assets	11,353,716

Net cash provided by investing activities	11,314,856

Cash Flows from Financing Activities:
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)
Proceeds from exercise of stock options	22,500

Net cash used in financing activities	(2,977,500)

Net increase (decrease) in cash and cash equivalents	8,262,115
Cash and cash equivalents at beginning of period	412,289

Cash and cash equivalents at end of period	$8,674,404

Supplemental disclosure of cash flow information:
Interest paid	$22,333

See notes to financial statements.

INEI CORPORATION

Notes to Financial Statements

(Unaudited)

1.	Basis of Accounting

At the Company’s annual meeting of stockholders on June 30, 2004, the stockholders voted to approve a Plan of Dissolution and Liquidation of the Company (the “Plan”). The Company is now proceeding with its liquidation in accordance with the Plan and, accordingly, has adopted the liquidation basis of accounting for all periods beginning after June 30, 2004. The Company has revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period, including estimated costs for carrying out the liquidation, included herein in the Statement of Net Assets as Other Expenses. The Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, and such values may differ materially from the amounts estimated. Changes in estimates are recorded when known. Due to the uncertainty in timing of the anticipated sale or disposal of the Company’s wholly-owned subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), no provision has been made for estimated future cash flows from Try Tek’s operations.

The Statement of Net Assets Available for Liquidation as of December 31, 2004 and the Statement of Changes in Net Assets in Liquidation for the three months and six months ended December 31, 2004 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation and the changes in net assets in liquidation at December 31, 2004 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

Basic earnings per share data for the three months and six months ended December 31, 2003 were calculated by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share data were calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents were excluded. Common stock equivalents represent outstanding stock options. Weighted average shares of 4,360,286 and 4,358,574 were used in computing basic and diluted per share data, respectively, for the three months and six months ended December 31, 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview and Outlook

On June 30, 2004, the stockholders of the Company approved a plan of dissolution and liquidation (the “Plan”) and a certificate of dissolution was filed in Delaware. The Company is proceeding with its liquidation in accordance with the Plan.

On September 28, 2004, the Company’s Board of Directors declared an initial cash liquidating distribution of one dollar ($1.00) per share on both its Common Stock and on its Class B Common Stock. This distribution was paid on November 1, 2004 to the stockholders of record at the close of business on October 15, 2004.

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

The Company held as of December 31, 2004:

•	one parcel of improved real property located in Hanover, PA, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $3.8 million;

•	residual inventory, equipment and other assets in the approximate amount of $200,000; and

•	accounts receivable in the approximate amount of $288,000.

While the Company currently is unable to estimate when or in what amount additional distributions may be paid to stockholders, the Company presently anticipates that all remaining distributions to stockholders pursuant to the Plan will be made within one year of the initial liquidating distribution.

Three Months Ended December 31, 2004

Net Assets in Liquidation decreased $81,066 for the three months ended December 31, 2004. Cash from sales of products was $156,736 for the three months ended December 31, 2004. The decrease in Net Assets in Liquidation was offset by a decrease in the Reserve for Estimated Liquidation Costs of $81,066.

Six Months Ended December 31, 2004

Net Assets in Liquidation decreased $6.1 million for the six months ended December 31, 2004. Cash from sales of products was $274,006 for the six months ended December 31, 2004. The Company established a reserve of approximately $1.1 million for additional estimated liquidation costs. An initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) was paid on November 1, 2004.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at December 31, 2004, after payment of an initial liquidating distribution to stockholders of $1.00 per share, are $2,185,931 or $0.50 per share. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions of between $0.25 and $0.75 per share, although, to the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, it is possible stockholders ultimately may receive less than the aggregate amount the Company anticipates.

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

Item 3. Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEOC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

P ART II - OTHER INFORMATION

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

Date: February 22, 2005	INEI CORPORATION
(Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)