Form 10QSB
period 2005-03-31
INEI CORP
filed 2005-05-13
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

As of May 8, 2005, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

March 31, 2005

(Unaudited)

ASSETS
Cash and cash equivalents	$2,719,333
Cash in escrow	225,000
Accounts receivable	272,504
Inventories	133,675
Prepaid insurance	82,293
Property, plant and equipment	59,897
Deposits	2,350

Total Assets in Liquidation	3,495,052

LIABILITIES
Accounts payable	12,843
Accrued compensation and other expenses	1,296,278

Total Liabilities in Liquidation	1,309,121

Net Assets in Liquidation	$2,185,931

See notes to financial statements.

INEI CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

	Three Months Ended Mar. 31, 2005	Nine Months Ended Mar. 31, 2005
Sources of Additional Cash:
Sales of products	$109,020	$383,026
Interest income	11,933	43,049
Other income	0	37,258

Total sources of additional cash	120,953	463,333

Additional Uses of Cash:
Cost of sales	53,599	159,886
Salaries and benefits	84,967	757,365
Professional fees	19,117	151,770
Public disclosure	5,219	30,582
Rent and utilities	17,287	54,081
Office expenses	59,528	115,868
Other expenses	26,765	23,252
Payment of income taxes	105,000	105,000
Reserve for estimated liquidation costs	0	803,454
Liquidating distribution	0	4,371,862

Total additional uses of cash	371,482	6,573,120

Decrease in Net Assets in Liquidation Before Adjustments	(250,529)	(6,109,787)

Adjustment of Reserve for Estimated Liquidation Costs	250,529	0

Decrease in Net Assets in Liquidation	0	(6,109,787)

Net Assets in Liquidation at beginning of period	2,185,931	8,295,718

Net Assets in Liquidation at end of period	$2,185,931	$2,185,931

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Mar. 31, 2004	Nine Months Ended Mar. 31, 2004
Sales	$112,134	$2,004,973

Costs and Expenses:
Cost of sales	252,031	2,115,446
Selling, general and administrative	1,436,582	3,133,508

Total Costs and Expenses	1,688,613	5,248,954

Loss from Operations	(1,576,479)	(3,243,981)

Gain on Sale of Equipment and Other Assets	270,990	6,027,759
Investment Income	8,325	8,541
Interest Expense	0	(22,333)
Other (Expense) Income - net	(48,010)	40,734

(Loss) Earnings Before Income Taxes	(1,345,174)	2,810,720

Provision for Income Taxes	0	895,000

Net (Loss) Earnings	$(1,345,174)	$1,915,720

Basic (Loss) Earnings Per Share	$(0.31)	$0.44

Diluted (Loss) Earnings Per Share	$(0.31)	$0.43

See notes to financial statements.

INEI CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

Cash Flows from Operating Activities:
Net earnings	$1,915,720
Adjustments for noncash items included in net earnings:
Depreciation and amortization	6,715
Deferred income taxes	895,000
Gain on sale of equipment and other assets	(6,027,759)
Increase in SERP liability	71,760
Changes in assets and liabilities:
Receivables	2,287,050
Inventories	152,429
Other current assets	(56,025)
Payables and accruals	490,201

Net cash used in operating activities	(264,909)

Cash Flows from Investing Activities:
Increase in cash surrender value of SERP life insurance	(33,664)
Sale of equipment and other assets	11,890,055

Net cash provided by investing activities	11,856,391

Cash Flows from Financing Activities:
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)
Proceeds from exercise of stock options	22,500

Net cash used in financing activities	(2,977,500)

Net increase (decrease) in cash and cash equivalents	8,613,982
Cash and cash equivalents at beginning of period	412,289

Cash and cash equivalents at end of period	$9,026,271

Supplemental disclosure of cash flow information:
Interest paid	$22,333

See notes to financial statements.

INEI CORPORATION

Notes to Financial Statements

(Unaudited)

1.	Basis of Accounting

At the Company’s annual meeting of stockholders on June 30, 2004, the stockholders voted to approve a Plan of Dissolution and Liquidation of the Company (the “Plan”). The Company is now proceeding with its liquidation in accordance with the Plan and, accordingly, has adopted the liquidation basis of accounting for all periods beginning after June 30, 2004. The Company has revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period, including estimated costs for carrying out the liquidation, included herein in the Statement of Net Assets in Liquidation as Other Expenses. The Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, and such values may differ materially from the amounts estimated. Changes in estimates are recorded when known. Due to the uncertainty in timing of the anticipated sale or disposal of the Company’s wholly-owned subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), no provision has been made for estimated future cash flows from Try Tek’s operations.

The Statement of Net Assets in Liquidation as of March 31, 2005 and the Statement of Changes in Net Assets in Liquidation for the three months and nine months ended March 31, 2005 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation and the changes in net assets in liquidation at March 31, 2005 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

Basic earnings per share data for the three months and nine months ended March 31, 2004 were calculated by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share data were calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents were excluded. Common stock equivalents represent outstanding stock options. Weighted average shares of 4,371,862 and 4,436,492 were used in computing basic and diluted per share data, respectively, for the three months and nine months ended March 31, 2004.

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

The Company held as of March 31, 2005:

•	one parcel of improved real property located in Hanover, PA, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $3.0 million;

•	residual inventory, equipment and other assets in the approximate amount of $280,000; and

•	accounts receivable in the approximate amount of $257,000.

While the Company currently is unable to estimate when or in what amount additional distributions may be paid to stockholders, the Company presently anticipates that all remaining distributions to stockholders pursuant to the Plan will be made within one year of the initial liquidating distribution.

Three Months Ended March 31, 2005

Cash from sales of products was approximately $109,000 for the three months ended March 31, 2005. Net Assets in Liquidation decreased approximately $251,000 for the three months ended March 31, 2005, which decrease was offset by a decrease in the Reserve for Estimated Liquidation Costs of approximately $251,000. The Company’s reserve for additional estimated liquidation costs is approximately $800,000 as of March 31, 2005.

Nine Months Ended March 31, 2005

Cash from sales of products was approximately $383,000 for the nine months ended March 31, 2005. Net Assets in Liquidation decreased approximately $6.1 million for the nine months ended March 31, 2005, primarily as a result of an initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) paid on November 1, 2004. The Company’s reserve for additional estimated liquidation costs is approximately $800,000 as of March 31, 2005.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at March 31, 2005, after payment of an initial liquidating distribution to stockholders of $1.00 per share, are $2,185,931 or $0.50 per share. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions totaling between $0.25 and $0.75 per share, although, to the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, it is possible stockholders ultimately may receive less than the aggregate amount the Company anticipates.

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

Item 3. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, the Company’s management, including the CEOC and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: May 13, 2005	INEI CORPORATION
(Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer (Principal Financial and Accounting Officer)