Form 10KSB
period 2005-06-30
INEI CORP
filed 2005-09-28
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

Issuer’s telephone number, including area code:

(443) 482-3375

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.04 per share

Class B Common Stock, par value $.04 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for the fiscal year ended June 30, 2005 were $469,535.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the last price at which such stock was sold, as of September 6, 2005, was $1,785,698.

As of September 6, 2005, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Documents incorporated by reference: In Part I, Item 1, the Plan of Dissolution and Liquidation of INEI Corporation is incorporated by reference to Annex A of the Proxy Statement for the Annual Meeting of Stockholders on June 30, 2004

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

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

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”), providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business (the “Asset Sale”). On September 5, 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash and recognizing a gain on the sale of approximately $5.0 million. The Agreement also required the Company to change its name to INEI Corporation, effective with the closing. As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

Under the terms of the Agreement with ITI, the Company agreed that after the closing of the Asset Sale (i) it would consider in good faith the dissolution of the Company and, unless it was determined by its Board of Directors in accordance with its fiduciary duties that such dissolution was not in the best interest of the Company and its stockholders, it would submit a proposed dissolution to a vote of its stockholders no later than its next annual meeting, and (ii) if such a dissolution was approved by its stockholders, to file a certificate of dissolution with the Delaware Secretary of State. The Board of Directors did determine that dissolution was in the Company’s best interest and those of its stockholders and, therefore, it submitted a Plan of Dissolution and Liquidation of the Company (the “Plan”) to a vote of its stockholders at its annual meeting on June 30, 2004. At that meeting, the Company’s stockholders voted to approve the Plan and, accordingly, the Company was dissolved as of 11:30 a.m. on June 30, 2004. The Company is now proceeding with its liquidation in accordance with the Plan. See Plan of Dissolution and Liquidation of INEI Corporation, incorporated by reference to Annex A of the Proxy Statement for the Annual Meeting of Stockholders on June 30, 2004.

On December 23, 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $339,000 in expenses for the Company’s portion of closing costs and final clean-up of certain areas of the property.

The Company has not had any ongoing operations subsequent to the asset sale, other than those of Try Tek Machine Works, Inc. (“Try Tek”). Try Tek is a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes. Beginning in May 2003, and from time to time thereafter, the Company has had discussions with several parties expressing an interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Since May 2003, Try Tek’s operations have been significantly curtailed.

The principal office and corporate headquarters of the Company are located at 1419 Forest Drive, Suite 209, Annapolis, MD 21403. The Company’s telephone number is (443) 482-3375 and its fax number is (410) 263-2960.

CUSTOMERS

Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. A majority of the Company’s revenues came from state and local government entities – cities, counties, state agencies and regional authorities – which included major customers that were significant to its business. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively, of the now discontinued Company’s revenues.

REVENUE RECOGNITION

Prior to September 5, 2003, the Company recognized revenues using the units of completion method as pipeline sections were rehabilitated using CIPP processes. Installations were generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer upon completion. In most cases, contracts consisting of individual line sections had duration of less than one year.

EMPLOYEES

At June 30, 2005, the Company employed five employees, including three full-time employees.

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

INEI’s subsidiary, Try Tek, owns 13,885 square feet of land in Hanover, Pennsylvania. Try Tek’s manufacturing, administration and storage facilities are housed in three buildings totaling 6,139 square feet at this site.

On December 23, 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD.

As of May 2004, the Company leased office space in Annapolis, Maryland for its principal office and corporate headquarters.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market and is quoted under the trading symbol INEY.OB on the National Association of Securities Dealers OTC Bulletin Board® and the “pink sheets”.

The following table shows the high and low bid quotations for each quarter in the two year period ended June 30, 2005 as reported by Commodity Systems, Inc.:

Bid Prices* For Common Stock
Quarter Ended	High	Low
2003
September 30	$1.45	$0.99
December 31	$1.55	$1.41
2004
March 31	$1.50	$1.35
June 30	$1.49	$1.36
September 30	$1.45	$1.37
December 31	$1.55	$0.50
2005
March 31	$0.51	$0.51
June 30	$0.55	$0.37

*	Bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There is no public trading market for shares of the Company’s Class B Common Stock. Shares of Class B Common Stock are convertible at any time to shares of Common Stock on a share-for-share basis.

As of September 6, 2005, there were 446 stockholders of record of Common Stock and 7 stockholders of record of Class B Common Stock.

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

The Company paid an initial liquidating distribution of $1.00 per share on both its Common Stock and Class B Common Stock on November 1, 2004. The Company paid a second liquidating distribution of $0.15 per share on both its Common Stock and Class B Common Stock on May 16, 2005. The Company did not declare or pay any cash dividends to its Common Stock or Class B Common Stock stockholders during the fiscal year ended June 30, 2004.

As of the Company’s dissolution on June 30, 2004, all equity compensation plans and all outstanding options under such plans were terminated. Holders of non-statutory stock options receive a pro rata portion of any distributions to stockholders as if the options had been exercised immediately prior to dissolution; that is, the aggregate exercise price of all options held is deducted from the payment to each option holder so that the holder will receive the same net amount as a result of the liquidation as the holder would have received if the holder had exercised the option prior to dissolution.

Item 6. Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

The Company has not had any ongoing operations subsequent to the asset sale, described below, other than those of Try Tek Machine Works, Inc. (“Try Tek”), and those operations were significantly curtailed beginning in May 2003. As of June 30, 2003, all of the Company’s activities are considered to be discontinued.

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

While the Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the amount ultimately distributable to its stockholders will be, in the aggregate, between $1.40 and $1.60 per share of Common Stock and Class B Common Stock. Distributions to stockholders totaling $1.15 per share of Common Stock and Class B Common Stock were made during the fiscal year ended June 30, 2005. To the extent that the value of its remaining assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company has anticipated, its stockholders ultimately may receive less than the total amount the Company presently anticipates will be distributed.

In June 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Insituform Technologies, Inc. (“ITI”), providing for the sale to ITI of substantially all of the Company’s non-real estate assets and on-going business (the “Asset Sale”). In September 2003, the Company completed the Asset Sale, receiving approximately $5.5 million in cash and recognizing a gain on the sale of approximately $5.0 million.

In December 2003, the Company completed the sale of all of its real property in Landover, MD to Bohrer’s Nest, L.L.C., an affiliate of Atlantic Transportation Equipment, Ltd., of Beltsville, MD. The purchase price of approximately $5.1 million was paid in cash, less $339,000 in expenses for the Company’s portion of closing costs and final clean-up of certain areas of the property.

The Company held as of June 30, 2005:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash, cash equivalents and cash in escrow in the approximate amount of $2.0 million, substantially all of which represents residual net proceeds from sales of the Company’s property, equipment; and other assets;

•	residual inventory and equipment not part of the Asset Sale with an approximate book value of $167,000;

•	accounts receivable in the approximate amount of $224,000; and

•	other assets in the approximate amount of $82,000.

Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek and the satisfaction of the Company’s liabilities, including remaining personnel termination and related costs, sale transaction expenses and final liquidation costs. In addition, management is pursuing the collection of accounts receivable.

RESULTS OF OPERATIONS

Net assets in liquidation decreased approximately $6.8 million in fiscal year 2005, primarily as a result of liquidating distributions to stockholders in the amount of approximately $5.0 million ($1.15 per share) paid during the year. Cash from sales of products by Try Tek was approximately $470,000 for the fiscal year ended June 30, 2005. In addition to Try Tek’s cost of sales of approximately $395,000, the Company incurred $1.3 million in expenses while carrying out its liquidation. A reserve for estimated liquidation costs of $591,000 was also established as of June 30, 2005.

The Company recognized consolidated net earnings of $2,217,699 ($0.51 per share) on sales of approximately $2.2 million for the fiscal year ended June 30, 2004. The Company attributed its favorable fiscal year 2004 results to net gains realized on the sale of property, equipment and other assets of approximately $6.0 million.

Historically, the Company’s primary source of revenue was from its now discontinued component engaged in the rehabilitation and reconstruction of sewers and other underground conduits using CIPP rehabilitation processes. Although the Company also rehabilitated pipelines using other rehabilitation processes, custom designed and built special machinery and performed manhole rehabilitation and pipeline cleaning and television inspection services, approximately 77% of the Company’s revenues for the year ended June 30, 2004 came from contracts with customers to rehabilitate existing pipelines using CIPP processes.

Consolidated sales of the Company’s discontinued operations decreased approximately $1.7 million (78%) from $2.2 million in fiscal year 2004 to $0.4 million in fiscal year 2005. Cost of sales decreased approximately $1.9 million (83%) from $2.3 million in fiscal year 2004 to $0.4 million in fiscal year 2005. These decreases are due primarily to the sale of substantially all of the Company’s business, other than that of Try Tek, on September 5, 2003.

Selling, general and administrative costs were approximately $2.9 million in fiscal year 2004, due to expenses incurred following the sale of the business and in preparation of corporate dissolution, including increases in legal and consulting fees, paid and accrued severance and other compensation expenses and continuing expenses associated with both the liquidation of residual non-cash assets and the orderly closeout of remaining liabilities. Severance and other compensation expenses in fiscal year 2004 include $338,000 in accrued severance payments pursuant to Retention Incentive Agreements between the Company and two of its executives.

Interest expense decreased substantially in fiscal year 2004 as compared to the previous fiscal year as a result of the repayment of the outstanding balance on the Company’s intercompany notes payable to CERBCO, Inc. on September 5, 2003 in the amount of $3,000,000.

Gain on sales of property and equipment-net was approximately $6.0 million for fiscal year 2004, primarily due to the recognition of a gain of approximately $5.0 million on the sale of the business on September 5, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Net Assets in Liquidation at June 30, 2005, after payment of liquidating distributions to stockholders of $1.15 per share, are $1,530,152 or $0.35 per share. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions totaling between $0.25 and $0.45 per share. To the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, it is possible stockholders ultimately may receive less than the aggregate amount the Company anticipates.

During the fiscal year ended June 30, 2004, $669,741 in cash was used in the Company’s operating activities. The Company’s net earnings for the year were offset by the net effect of an approximately $6.0 million gain on the sale of assets not providing cash and an approximately $2.5 million decrease in accounts receivable, which did provide cash.

In fiscal year 2004, sales of excess equipment provided cash of $11,926,620. On September 5, 2003, the Company repaid the outstanding balance of $3,000,000 on an intercompany revolving line of credit with its parent corporation, CERBCO, Inc. (“CERBCO”).

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the implementation of the plan of dissolution and liquidation and the Company’s ability to make further distributions to its stockholders include, but are not limited to, an unforeseen claim against the Company, a decline in value of the Company’s assets or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

INEI Corporation

Annapolis, Maryland

We have audited the accompanying Statement of Net Assets in Liquidation as of June 30, 2005 of INEI Corporation and Subsidiary, and the related Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2005 and Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As described in Note 1, the financial statements for the year ended June 30, 2005 have been prepared on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation as of June 30, 2005 of INEI Corporation and Subsidiary, the Changes in Net Assets in Liquidation for the year then ended and the consolidated results of their operations and their cash flows for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 1, preparation of the financial statements on the liquidation basis of accounting requires that management make a number of assumptions including those regarding the estimated costs of liquidation. There may be differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in estimated costs of liquidation, and net assets recorded in the accompanying Statement of Net Assets in Liquidation.

/s/ Aronson & Company

ARONSON & COMPANY

Rockville, Maryland

August 23, 2005

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

JUNE 30, 2005

ASSETS
Cash and cash equivalents	$1,857,459
Cash in escrow	191,660
Accounts receivable, net	223,768
Inventories	137,478
Property, plant and equipment	59,897
Deposits and other	81,800

Total Assets in Liquidation	2,552,062

LIABILITIES
Accounts payable	35,254
Accrued compensation and other expenses	986,656

Total Liabilities in Liquidation	1,021,910

Net Assets in Liquidation	$1,530,152

See notes to financial statements.

INEI CORPORATION

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

YEAR ENDED JUNE 30, 2005

Sources of Additional Cash:
Sales of products	$469,535
Interest income	55,011
Other income	36,999

Total sources of additional cash	561,545

Additional Uses of Cash:
Cost of sales	212,323
Salaries and benefits	886,603
Professional fees	213,934
Public disclosure	60,727
Rent and utilities	70,551
Office expenses	85,982
Other expenses	79,623
Payment of income taxes	98,532
Liquidating distribution	5,027,641

Total additional uses of cash	6,735,916

Decrease in Net Assets in Liquidation Before Reserve for Estimated Liquidation Costs	(6,174,371)

Reserve for Estimated Liquidation Costs	(591,197)

Decrease in Net Assets in Liquidation	(6,765,568)

Net Assets in Liquidation at Beginning of Year	8,295,720

Net Assets in Liquidation at End of Year	$1,530,152

See notes to financial statements.

INEI CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED JUNE 30, 2004

Sales	$2,167,493

Costs and Expenses:
Cost of sales	2,271,529
Selling, general and administrative	2,859,109

Total Costs and Expenses	5,130,638

Loss from Operations	(2,963,145)

Gain on Sale of Equipment and Other Assets	5,995,242
Investment Income	17,823
Interest Expense	(22,333)
Other Income	85,112

Earnings Before Income Taxes	3,112,699

Provision for Income Taxes	895,000

Net Earnings	$2,217,699

Basic Earnings Per Share	$0.51

Diluted Earnings Per Share	$0.50

See notes to financial statements.

INEI CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED JUNE 30, 2004

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Total Stockholders’ Equity
Balance – July 1, 2003	$175,486	$11,904	$4,000,424	$3,057,320	$(1,189,613)	$6,055,521
Net earnings for the year	—	—	—	2,217,699	—	2,217,699
Exercise of stock options	600	—	21,900	—	—	22,500

Balance – June 30, 2004	$176,086	$11,904	$4,022,324	$5,275,019	$(1,189,613)	$8,295,720

See notes to financial statements.

INEI CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED JUNE 30, 2004

Cash Flows from Operating Activities:
Net earnings	$2,217,699
Adjustments for noncash items included in net earnings:
Depreciation and amortization	8,536
Deferred income taxes	895,000
Gain on sale of equipment and other assets	(5,995,242)
Increase in SERP liability	71,760
Changes in assets and liabilities:
Receivables	2,516,452
Inventories	108,717
Other current assets	(30,902)
Payables and accruals	(461,761)

Net Cash Used in Operating Activities	(669,741)

Cash Flows from Investing Activities:
Increase in cash surrender value of SERP life insurance	(30,272)
Sale of equipment and other assets	11,926,620
Cash in escrow	(775,000)

Net Cash Provided by Investing Activities	11,121,348

Cash Flows from Financing Activities:
Repayment of line of credit advances to CERBCO, Inc.	(3,000,000)
Proceeds from exercise of stock options	22,500

Net Cash Used in Financing Activities	(2,977,500)

Net Increase in Cash and Cash Equivalents	7,474,107

Cash and Cash Equivalents at Beginning of Year	412,289

Cash and Cash Equivalents at End of Year	$7,886,396

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,333

See notes to financial statements.

INEI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2005 AND 2004

1. Summary of Significant Accounting Policies

Business Operations

Until September 5, 2003, INEI Corporation (then known as Insituform East, Incorporated) and its subsidiaries (the “Company”) were engaged in the trenchless rehabilitation of underground sewers and other pipelines using cured-in-place pipe (“CIPP”) rehabilitation processes to produce a shape-conforming “pipe-within-a-pipe.” From 1978 to September 5, 2003, the Company performed work in six Mid-Atlantic states and the District of Columbia using the patented Insituform® process under territorially exclusive sublicense agreements. Utilizing other trenchless CIPP processes, the Company’s wholly-owned subsidiary, Midsouth Partners, operated from July 20, 1999 to April 2002 substantially without geographic restriction, after which the partnership was essentially inactive. In June 2003, the Company entered into an Asset Purchase Agreement providing for the sale of substantially all of its non-real estate assets and on-going business. The agreement also required Insituform East to change its name to INEI Corporation, effective with the closing. The closing of the sale occurred on September 5, 2003.

The Company has not had any ongoing operations subsequent to the asset sale, other than those of Try Tek Machine Works, Inc. (“Try Tek”). Try Tek is a wholly-owned subsidiary of the Company which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes. Beginning in May 2003, and from time to time thereafter, the Company has had discussions with several parties expressing an interest in a possible purchase of Try Tek or some or all of its assets. These discussions are continuing. Since May 2003, Try Tek’s operations have been significantly curtailed.

Basis of Accounting

Prior to July 1, 2004, including for the fiscal year ended June 30, 2004, the Company reported using the going concern basis of accounting. At the Company’s annual meeting of stockholders on June 30, 2004, the stockholders voted to approve a Plan of Dissolution and Liquidation of the Company (the “Plan”). The Company is now proceeding with its liquidation in accordance with the Plan and, accordingly, has adopted the liquidation basis of accounting for all periods beginning after June 30, 2004. The Company has revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period, including estimated costs for carrying out the liquidation, included herein in the Statement of Net Assets in Liquidation as Other Expenses. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. The Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, and such values may differ materially from the amounts estimated. Changes in estimates are recorded when known. Due to the uncertainty in timing of the anticipated sale or disposal of the Company’s wholly-owned subsidiary, Try Tek, no provision has been made for estimated future cash flows from Try Tek’s operations.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Try Tek, and until their dissolution on September 5, 2003, its other wholly-owned subsidiaries, Insituform Ohio, Inc., Insitu, Inc., Midsouth, LLC, Insituform of Delaware, Inc. and Insituform of Pennsylvania, Inc. The consolidated financial statements also include the accounts of Midsouth Partners, the Company’s wholly-owned subsidiary partnership (majority-controlled prior to July 20, 1999) until its dissolution on September 5, 2003. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from the sale of parts and materials used to repair machinery used in trenchless rehabilitation processes when the items are shipped. Prior to September 5, 2003, the Company recognized revenue from its trenchless rehabilitation of pipelines business using the units of completion method as pipeline sections were rehabilitated. Installation of CIPP products was generally performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section was considered completed work and was generally billable to the customer when completed. In most cases, contracts consisting of individual line sections had durations of less than one year.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and temporary investments in repurchase agreements, money market funds, certificates of deposit and U.S. Treasury instruments. Cash equivalents are stated at cost plus accrued interest which approximates market. For purposes of the consolidated statement of cash flows for the fiscal year ended June 30, 2004, the Company considered only highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits but does not believe that this results in any significant credit risk.

Cash in Escrow

Cash in escrow consists of $191,660 held in connection with the sale of the Company’s facility in Landover, MD. This amount represents the amount awarded to the Company as the result of arbitration in connection with the clean-up of the facility, and the Company received this amount on July 1, 2005.

Inventories

Inventories are stated at net realizable value. Substantially all inventories consist of parts and materials used to repair machinery used in trenchless rehabilitation processes to rehabilitate pipelines.

Property, Plant and Equipment

Property, plant and equipment are stated at net realizable value. As all of the Company’s property, plant and equipment have been classified as held for sale since June 30, 2003, depreciation has not been provided in the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences include net operating loss carryforwards, accrued compensation and other expenses which are deductible when realized. Since realization is unlikely, a valuation allowance has been established to offset the net deferred tax asset.

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

Stock-Based Compensation

As of the Company’s dissolution on June 30, 2004, all equity compensation plans and all outstanding options under such plans were terminated. Prior to dissolution, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net earnings for the fiscal year ended June 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for “abnormal amounts” of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be “so abnormal” that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the “so abnormal” criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions — An Amendment of FASB Statements No. 66 and 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. It is not expected that the adoption of SFAS 152 will impact the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) did not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20 entitled Accounting Changes, and FASB Statement No. 3 entitled Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the Company’s consolidated financial statements.

2. Accounts Receivable

Accounts receivable due from customers consists of amounts due for completed work, net of an allowance for doubtful accounts. Until September 5, 2003, the Company performed services under contract primarily with governmental authorities – federal, state and local entities. Although the Company’s bad debt write-offs have been insignificant historically, the Company is not able to predict with certainty the actual realizable value of its remaining accounts receivable. Based on its review of specific account balances that remained at June 30, 2005, the Company has established an Allowance for Doubtful Accounts of $57,735.

3. Accrued Compensation and Other Expenses

Accrued compensation and other expenses consist of:

June 30, 2005
Accrued compensation	$375,459
Other accrued expenses	20,000
Reserve for estimated liquidation costs	591,197

Total accrued compensation and other expenses	$986,656

4. Leases

The Company utilizes certain equipment and facilities under operating leases providing for payment of fixed rents and the pass-through of certain landlord expenses. Rental expense was approximately $41,000 and $108,000 for the years ended June 30, 2005 and 2004, respectively. The Company has committed to make minimum lease payments of approximately $15,000 on noncancelable operating leases during the fiscal year ending June 30, 2006.

5. Income Taxes

The components of temporary differences which give rise to the Company’s net deferred tax asset at June 30, 2005 are presented below:

June 30, 2005
Deferred Tax Asset:
Net operating loss carryforwards	$1,759,000
Accrued compensation	154,000
Reserve for estimated liquidation costs	242,000
Other	32,000

2,187,000
Valuation allowance	(2,187,000)

Net Deferred Tax Asset	$0

A reconciliation of income taxes computed at statutory rates to the actual provision for income taxes included in the Consolidated Statement of Operations for the fiscal year ended June 30, 2004 is as follows:

Year Ended June 30, 2004
Federal income tax computed at the statutory rate	$1,058,000
State income tax, net of federal tax	143,000
Permanent differences and other	7,000
Change in valuation allowance	(313,000)

Provision for income taxes	$895,000

The provision for income taxes for the fiscal year ended June 30, 2004 consists of the following:

Year Ended June 30, 2004
Current:
Federal	$0
State	0

Total	0

Deferred:
Federal	743,000
State	152,000

Total	895,000

Provision for income taxes	$895,000

At June 30, 2005, the Company has net operating loss carryforwards of approximately $4.3 million available to reduce future Federal tax liabilities. The available net operating loss carryforwards will begin to expire in 2022, if not utilized by then.

6. Commitments and Contingencies

Retention Incentive Agreements

In April 2004, the Company entered into Retention Incentive Agreements with Messrs. Robert Erikson and George Erikson in order that they remain in the Company’s employment to complete the orderly dissolution and winding up of the Company. The agreements have an effective date of January 1, 2004 and will continue until June 30, 2007, three years after dissolution of the Company, or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. Severance payments in the amounts of $338,000 each were paid to Messrs. Robert Erikson and George Erikson in January 2005 in accordance with these agreements. The Company has accrued $210,000 as of June 30, 2005 in connection with the stay bonuses to be paid under these agreements.

In June 2005, the Company entered into a similar Retention Incentive Agreement with Mr. Robert Hartman, its Vice President & CFO, in order that he also remain in the Company’s employment to complete the orderly dissolution and winding up of the Company. This agreement has an effective date of March 1, 2005 and will continue until June 30, 2007 or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The agreement calls for a severance payment and “stay” bonus in the amounts of $112,000 and $50,000, respectively, to Mr. Hartman. The Company has accrued $162,000 as of June 30, 2005 in connection with this agreement.

Other Contingent Liabilities

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

7. Profit Sharing Plan

All employees meeting certain minimum eligibility requirements and who were not covered by collective bargaining agreements participated in a profit-sharing plan until the plan’s termination on March 31, 2004. No employees were covered by collective bargaining agreements during the fiscal year ended June 30, 2004. Contributions were determined annually by the Company’s Board of Directors. No contributions were made during the fiscal year ended June 30, 2004.

8. Supplemental Executive Retirement Plan

On January 1, 1998, the Company established an unfunded supplemental executive retirement plan (“SERP”) for its then three executive officers who were not otherwise participants in the parent company SERP. The expense for this plan was approximately $72,000 for the fiscal year ended June 30, 2004.

As of September 6, 2003, each of the three officers had left the employ of the Company. Under negotiated settlements fully executed on July 29, 2004 by each of the former officers, followed by payment of specified lump-sum settlement amounts out of the SERP’s associated Supplemental Executive Retirement Trust (the “Trust”), the Company discharged all of its liabilities to the beneficiaries under the SERP. The Trust was subsequently terminated. Total lump-sum payments to the plan participants aggregated to approximately $248,000 and, on August 18, 2004, remaining assets of approximately $69,000 in cash were returned to the Company from the terminated Trust.

9. Earnings Per Share

Basic earnings per share data were calculated by dividing the net earnings for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share data were calculated using the weighted average number of shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents were excluded. Common stock equivalents represent outstanding stock options. Weighted average shares of 4,365,182 shares and 4,422,178 shares were used in computing the basic and diluted net earnings per share data, respectively, for the fiscal year ended June 30, 2004.

10. Stock Option Plans

As of the Company’s dissolution on June 30, 2004, all equity compensation plans and all outstanding options under such plans were terminated.

Prior to June 30, 2004, the Company maintained two stock option plans. A third plan expired during fiscal year 2004. All grants of options were made at the market price of the Company’s Common Stock at the date of the grant.

On December 10, 1999, the shareholders of the Company adopted the INEI Corporation 1999 Employee Stock Option Plan. Under the terms of this plan, 350,000 shares of Common Stock were reserved for certain full-time employees of the Company. On December 8, 2000, options on a total of 140,000 shares of Common Stock were granted to the then four executive officers of the Company who were not directors at a per share price of $1.5625. These options vested on December 8, 2002. One of these officers retired in fiscal year 2002 and two others left the Company’s employ in September 2003. Options granted to these officers expired six months after they left the Company. No options available under this plan were exercised during fiscal year 2004, and 30,000 shares granted to the remaining officer and remaining exercisable as of June 30, 2004 were terminated as of that date.

Also, on December 10, 1999, the shareholders of the Company adopted the INEI Corporation 1999 Board of Directors Stock Option Plan. Under the terms of this plan, up to 525,000 shares of Common Stock were reserved for the directors of the Company. Options under this plan were exercisable at the date of the grant. No options available under this plan were exercised, and 240,000 shares remaining exercisable as of June 30, 2004 expired as of that date.

On December 9, 1994, the shareholders of the Company adopted the INEI Corporation 1994 Board of Directors Stock Option Plan. Options under this plan were exercisable at the date of the grant and, if not exercised, expired five years from the date of the grant. All remaining options granted, which were not exercised or had not expired in prior years, expired during fiscal year 2004.

The following summary sets forth the activity under the 1999 and 1994 Board of Directors Plans during fiscal year 2004:

	1999 Board of Directors Stock Option Plan		1994 Board of Directors Stock Option Plan
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding
July 1, 2003	240,000	$1.09	60,000	$1.14
Granted	0	$0	0	$0
Exercised	0	$0	(15,000)	$(1.14)
Expired	0	$0	(45,000)	$(1.14)

Outstanding
June 30, 2004	240,000	$1.09	0	$0
Granted	0	$0	0	$0
Exercised	0	$0	0	$0
Canceled	(240,000)	$(1.09)	0	$0

Outstanding
June 30, 2005	0	$0	0	$0

11. Segment Reporting Information

The Company’s discontinued operating activities consisted of one reportable operating segment, the trenchless rehabilitation of deteriorated sewers and other underground pipelines principally using CIPP rehabilitation processes.

The Company’s sales to foreign countries, consisting of parts and materials used to repair machinery used in trenchless rehabilitation processes sold by Try Tek were approximately $58,000 and $117,000 for the years ended June 30, 2005 and 2004, respectively.

12. Significant Customers

Until September 5, 2003, the Company performed services under contract with governmental authorities, private industries and commercial entities. Prior to that date, a majority of the Company’s revenues came from state and local government entities – cities, counties, state agencies and regional authorities - which included major customers that were significant to its business. During the year ended June 30, 2004, a regional authority in southwest Ohio and a city government in central Virginia accounted for 22% and 21%, respectively of the now discontinued Company’s revenues.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, consisting of the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a Chief Executive Officer, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2005.

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

Name, Age, Principal Occupation, Business Experience and Directorships	First Became A Director	Class of Common Stock For Which Elected
George Wm. Erikson, Age 63 1/	1984	Class B Common Stock

Chairman, member of the Chief Executive Officer Committee and General Counsel since 1986, Chairman of the Board of Directors from 1985 to 1986; CERBCO, Inc. –– Chairman, General Counsel and Director since 1988; CERBERONICS, Inc. –– Vice Chairman since 1988, Chairman from 1979 to 1988, Secretary from 1976 to 1988, General Counsel since 1976 and Director since 1975; Capitol Office Solutions, Inc. –– Chairman, General Counsel and Director from 1987 to June 30, 1997.

Robert W. Erikson, Age 60 1/	1985	Class B Common Stock

President since September 1991, Vice Chairman and member of the Chief Executive Officer Committee since 1986, Vice Chairman of the Board of Directors from 1985 to 1986; CERBCO, Inc. –– President, Vice Chairman and Director since 1988; CERBERONICS, Inc. –– Chairman since 1988, President from 1977 to 1988 and Director since 1974; Capitol Office Solutions, Inc. –– Vice Chairman and Director from 1987 to June 30, 1997; Director of The Palmer National Bank from 1983 to 1996, and Director of its successor, The George Mason Bank, N.A., until June 1997.

Webb C. Hayes, IV, Age 57 2/	1994	Common Stock

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

Paul C. Kincheloe, Jr., Age 64 2/	1994	Class B Common Stock

Practicing attorney and real estate investor since 1967; Partner in the law firm of Kincheloe and Schneiderman since 1983; Director of CERBCO, Inc. since 1991; Director of Capitol Office Solutions, Inc. from 1992 to June 30, 1997; Director of Herndon Federal Saving & Loan from 1970 to 1983; Director of First Federal Savings & Loan of Alexandria from 1983 to 1989.

Name, Age, Principal Occupation, Business Experience and Directorships	First Became A Director	Class of Common Stock For Which Elected
William C. Willis, Jr., Age 53	2003	Common Stock

Director, President and CEO of On-Site Analysis, Inc. (formerly known as Global Technovations, Inc.) since 1997, Chairman of the Board since 1998; Chairman of Willis & Associates from 1995 to present; President and COO of MBf USA, Inc. from 1994 to 1995; President and CEO of Insituform Technologies, Inc. from 1990 to 1993; President of The Paper Art Company, Inc., a division of The Mennen Company, from 1985 to 1990.

Robert F. Hartman, Age 58 3/

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

1/	Messrs. George Erikson and Robert Erikson are brothers.
2/	Member of Audit Committee.
3/	Mr. Hartman is an executive officer but not a director of the Company. He holds office until his successor is elected and qualified or until his earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of greater than 10 percent of any class of the Company’s equity securities (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity securities. To the best of the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during and with respect to the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to Reporting Persons were complied with in a timely manner during the fiscal year.

CODE OF ETHICS

The Company has always encouraged its employees, including officers and directors, to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. The Company did not have a formal written code of ethics in fiscal year 2005 because the Company has dissolved and is implementing a plan of liquidation.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Mr. Webb C. Hayes, IV, a member of the Company’s Audit Committee is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

GENERAL

Pursuant to the Company’s By-laws, the Chief Executive Officer Committee (the “CEOC”) –– consisting of the Chairman, the Vice Chairman, the President, and such other officers of the Corporation as may from time to time be determined by the Board –– performs the functions of the Chief Executive Officer of the Company. Since August 30, 1991, the CEOC has consisted of Messrs. George Erikson, Chairman, and Robert Erikson, Vice Chairman and President.

SUMMARY COMPENSATION

The following table sets forth information concerning the compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
		Annual Compensation				Awards		Payouts LTIP Payouts ($)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) 4/	Total Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		All Other Compensation ($) 5/
George Wm. Erikson Chairman & General	2005 2004	$42,000 125,830	$0 0	$0 0	$42,000 125,830	$0 0	0 0	$0 0	$338,000 0
Counsel 1/ 2/	2003	168,953	0	0	168,953	0	15,000	0	0

Robert W. Erikson	2005	$42,000	$0	$0	$42,000	$0	0	$0	$338,000
Vice Chairman &	2004	125,830	0	0	125,830	0	0	0	0
President 1/ 2/	2003	168,953	0	0	168,953	0	15,000	0	0

Robert F. Hartman	2005	$109,015	$0	$0	$109,015	$0	0	$0	$0
Vice President ,	2004	110,732	0	0	110,732	0	0	0	0
Secretary, Treasurer &	2003	101,596	0	0	101,596	0	0	0	0
Chief Financial Officer 3/

1/	The Company’s Chief Executive Officer Committee, consisting of the Chairman and the Vice Chairman & President, exercises the duties and responsibilities of the Chief Executive Officer of the Company.
2/	Under the terms of Retention Incentive Agreements entered into in April 2004, Messrs. George Erikson and Robert Erikson each received a monthly salary of $7,000 for the twelve-month period ended December 31, 2004.
3/	Mr. Hartman assumed the additional duties of Treasurer & Chief Financial Officer effective May 18, 2002.
4/	None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total salary and bonus.
5/	Amounts paid as severance under the terms of Retention Incentive Agreements.

OPTIONS/SAR GRANTS

No options or Stock Appreciation Rights were granted to any of the named executive officers during fiscal year 2005.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR–END OPTION/SAR VALUE TABLE

As of the Company’s dissolution on June 30, 2004, all equity compensation plans and all outstanding options under such plans were terminated.

LONG–TERM INCENTIVE PLAN AWARDS

The Company does not have any long–term incentive plans.

REPRICING OF OPTIONS/SARs

As of the Company’s dissolution on June 30, 2004, all equity compensation plans were terminated and all outstanding options under such plans were canceled.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE–IN–CONTROL ARRANGEMENTS

In April 2004, the Company entered into Retention Incentive Agreements with Messrs. George Erikson and Robert Erikson in order that they remain in the Company’s employment to complete the orderly dissolution and winding up of the Company. The agreements have an effective date of January 1, 2004 and will continue until June 30, 2007, three years after dissolution of the Company, or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The agreements call for severance payments and “stay” bonuses in the amounts of $338,000 and $105,000, respectively, to each of the two executives. Severance payments in the amounts of $338,000 each were paid to Messrs. George Erikson and Robert Erikson in January 2005 in accordance with these agreements. The Company has accrued $210,000 in connection with the stay bonuses to be paid under these agreements as of June 30, 2005.

In June 2005, the Company entered into a similar Retention Incentive Agreement with Mr. Robert Hartman, its Vice President & CFO, in order that he also remain in the Company’s employment to complete the orderly dissolution and winding up of the Company. This agreement has an effective date of March 1, 2005 and will continue until June 30, 2007 or, if earlier, until the date on which the Board of Directors authorizes a final liquidating distribution. The agreement calls for a severance payment and “stay” bonus in the amounts of $112,000 and $50,000, respectively, to Mr. Hartman. The Company has accrued $162,000 in connection with this agreement as of June 30, 2005.

COMPENSATION OF DIRECTORS

Non–officer directors of the Company are paid an annual fee of $5,000 and an attendance fee of $1,000 for each meeting of the Board of Directors, and each committee meeting, attended in person. Meetings attended by telephone are compensated at the rate of $200. Messrs. George Erikson and Robert Erikson receive no remuneration for their service as directors. All directors of the Company are reimbursed for Company travel–related expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following information is furnished with respect to each person or entity who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of June 30, 2005:

Name & Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
CERBCO, Inc.	Common Stock	1,414,850	34.7	% 1/
1419 Forest Drive, Suite 209	Class B Common Stock	296,141	99.5	% 1/
Annapolis, MD 21403

Kellogg Capital Group, L.L.C. 14 Wall Street, 27th Floor New York, NY 10005	Common Stock	208,600 2/	5.1%

George Wm. Erikson 3/
CERBCO, Inc.
1419 Forest Drive, Suite 209
Annapolis, MD 21403

Robert W. Erikson 3/
CERBCO, Inc.
1419 Forest Drive, Suite 209
Annapolis, MD 21403

1/	Through its ownership of such percentages of the outstanding shares of Common Stock and Class B Common Stock, CERBCO, Inc. is entitled to cast 62.1% of all votes entitled to be cast on matters on which holders of shares of both classes of the Company’s common stock vote together.
2/	Beneficial ownership, sole voting and sole investment power as publicly disclosed in Schedule 13G filed with the SEC on February 16, 2004.
3/	Messrs. George Erikson and Robert Erikson own 39.9% and 47.2%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Erikson and Robert Erikson are brothers.

b) Security Ownership of Management

The following information is furnished with respect to all directors of the Company who were the beneficial owners of any shares of the Company’s Common Stock or Class B Common Stock as of September 6, 2005, and with respect to all directors and officers of the Company as a group:

		Amount & Nature of Beneficial Ownership
Name of Beneficial Owner	Title of Class	Owned Outright	Exercisable Options	Percent of Class
George Wm. Erikson 1/	Common Stock	16,500	0	0.4%

All directors and officers as a group (6 persons, including those named above)	Common Stock Class B Common Stock	16,500 0	0 0	0.4 0.0	% %

1/	Messrs. George Erikson and Robert Erikson own 39.9% and 47.2%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Erikson and Robert Erikson are brothers.

Item 12. Certain Relationships and Related Transactions

Mr. George Erikson, Chairman of the Company, and Mr. Robert Erikson, President of the Company, own 39.9% and 47.2%, respectively, of the outstanding shares of Class B Common Stock of CERBCO, Inc. On the basis of their stockholdings and management positions in CERBCO, Inc., they could act together to control either the disposition or the voting of the shares of the Company’s Common Stock or Class B Common Stock held by CERBCO, Inc. Messrs. George Erikson and Robert Erikson are brothers.

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

Item 13. Exhibits

Exhibit Number*
2.1	Asset Purchase Agreement dated as of June 18, 2003 (incorporated by reference to Exhibit 99.1 to the Current Form 8-K dated June 18, 2003)

2.2	Plan of Dissolution and Liquidation of INEI Corporation (incorporated by reference to Annex A of the Proxy Statement for the Annual Meeting of Stockholders on June 30, 2004)

3.1	Restated Certificate of Incorporation of the Company amended as of June 18, 2003 (incorporated by reference to the Annual Report on Form 10-KSB for the year ended June 30, 2003)

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.1	Retention Incentive Agreement - George Wm. Erikson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.2	Retention Incentive Agreement - Robert W. Erikson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.3	Retention Incentive Agreement – Robert F. Hartman (filed herewith)

21.0	Subsidiaries of the Registrant (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation S-B.
**	Stockholders may obtain copies of any of the documents not included herein but filed with the SEC by writing to INEI Corporation, Attn: Corporate Secretary, 1419 Forest Drive, Suite 209, Annapolis, MD 21403; or on the internet at www.sec.gov.

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Aronson & Company for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2005 and 2004, and fees billed for other services rendered by Aronson & Company during those periods:

	2005	2004
Audit fees 1/	$54,772	$69,643
Audit related fees 2/	1,592	4,603
Tax fees 3/	16,500	15,378
All other fees 4/	0	0

Total	$72,864	$89,624

1/	Audit fees consist principally of audit work performed on the consolidated financial statements, as well as quarterly reviews of financial statements included in the Company’s Forms 10-QSB. The 2005 payments include billings for the audit for 2004 and the quarterly reviews for the first, second and third quarters of 2005. The 2004 payments include billings for the audit for 2003 and quarterly reviews for the third quarter of 2003 and for 2004.
2/	Audit related fees in 2005 and 2004 consist principally of fees for Aronson & Company representatives to research certain disclosure items and other reimbursable expenses.
3/	Tax fees consist principally of tax compliance and reporting.
4/	The Company generally does not engage Aronson & Company for “other” services.

AUDIT COMMITTEE’S PRE-APPROVAL AND POLICIES

The Audit Committee’s procedure is to review any proposed engagement of its independent public accountants, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of the independent public accountants.

SERVICES BY EMPLOYEES OF ARONSON & COMPANY

No part of Aronson & Company’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004 was attributable to work performed by persons other than Aronson & Company’s permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on September 28, 2005.

INEI CORPORATION

/s/ Robert W. Erikson
Robert W. Erikson
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature & Title	Capacity	Date
/s/ George Wm. Erikson George Wm. Erikson Chairman	Director and Principal Executive Officer	September 28, 2005

/s/ Robert W. Erikson Robert W. Erikson President	Director and Principal Executive Officer	September 28, 2005

/s/ Robert F. Hartman Robert F. Hartman Vice President, Secretary & Treasurer	Principal Financial Officer, Principal Accounting Officer	September 28, 2005

/s/ Webb C. Hayes, IV Webb C. Hayes, IV	Director	September 28, 2005

/s/ Paul C. Kincheloe, Jr. Paul C. Kincheloe, Jr.	Director	September 28, 2005

/s/ William C. Willis, Jr. William C. Willis, Jr.	Director	September 28, 2005