Form 10QSB
period 2005-09-30
INEI CORP
filed 2005-11-14
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

SEPTEMBER 30, 2005

(Unaudited)

ASSETS

Cash and cash equivalents	$2,021,957
Accounts receivable	138,975
Inventories	136,648
Property, plant and equipment	32,107
Deposits and other	2,350

Total Assets in Liquidation	2,332,037

LIABILITIES

Accounts payable	36,141
Accrued compensation and other expenses	392,000
Reserve for estimated liquidation costs	373,744

Total Liabilities in Liquidation	801,885

Net Assets in Liquidation	$1,530,152

See notes to financial statements.

INEI CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

	For the three months ended Sept. 30,
	2005	2004
Sources of Additional Cash:
Sales of products	$110,252	$117,270
Interest income	14,078	16,365
Other income	8,285	36,987

Total sources of additional cash	132,615	170,622

Additional Uses of Cash:
Cost of sales	43,337	54,687
Salaries and benefits	77,051	556,225
Professional fees	29,160	87,571
Public disclosure	4,879	15,837
Rent and utilities	17,414	20,842
Office expenses	24,759	29,593
Other expenses	6,148	8,743
Liquidating distribution	0	4,371,862

Total additional uses of cash	202,748	5,145,360

Decrease in Net Assets in Liquidation Before Adjustments	(70,133)	(4,974,738)

Adjustment of Estimated Liquidation Values	(147,321)	0

Adjustment of Reserve for Estimated Liquidation Costs	217,454	(1,135,049)

Decrease in Net Assets in Liquidation	0	(6,109,787)

Net Assets in Liquidation at beginning of period	1,530,152	8,295,718

Net Assets in Liquidation at end of period	$1,530,152	$2,185,931

See notes to financial statements.

INEI CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Accounting

At the Annual Meeting of Stockholders of INEI Corporation on June 30, 2004, the stockholders voted to approve a Plan of Dissolution and Liquidation of INEI Corporation (the “Plan”). INEI Corporation (“INEI”, the “Company”, “Registrant” or “Small Business Issuer”) is now proceeding with its liquidation in accordance with the Plan and, accordingly, has adopted the liquidation basis of accounting for all periods beginning after June 30, 2004. During the quarter ended September 30, 2004, the Company revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation period, including estimated costs for carrying out the liquidation. The Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its liabilities or the amounts it actually will expend during the liquidation process, and such values may differ materially from the amounts estimated. Changes in estimates are recorded when known. Due to the uncertainty in timing of the anticipated sale or disposal of the Company’s wholly-owned subsidiary, Try Tek Machine Works, Inc. (“Try Tek”), no provision has been made for estimated future cash flows from Try Tek’s operations.

The Statement of Net Assets in Liquidation as of September 30, 2005 and the Statements of Changes in Net Assets in Liquidation for the three months ended September 30, 2005 and 2004 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation as of September 30, 2005 and the changes in net assets in liquidation for the three months ended September 30, 2005 and 2004 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

2. Principles of Consolidation

The Company’s liquidation basis financial statements include the accounts of INEI and Try Tek. All significant intercompany accounts and transactions have been eliminated.

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

During the quarter ended September 30, 2004, the Company’s Board of Directors declared an initial cash liquidating distribution of $1.00 per share on both its Common Stock and on its Class B Common Stock payable on November 1, 2004 to the stockholders of record at the close of business on October 15, 2004. A second cash liquidating distribution of $0.15 per share on both its Common Stock and Class B Common Stock was paid on May 16, 2005, for a total distribution to stockholders during the fiscal year ended June 30, 2005 of $1.15 per share of Common Stock and Class B Common Stock. No distributions to stockholders were declared or paid during the quarter ended September 30, 2005.

While the Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its remaining liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the amount remaining to be distributed to its stockholders will be between $0.30 and $0.40 per share of Common Stock and Class B Common Stock. To the extent that the value of its remaining assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company anticipated, its stockholders may receive less than the total amount the Company presently anticipates will be distributed.

The Company held as of September 30, 2005:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $2.0 million;

•	residual inventory, equipment and other assets in the approximate amount of $140,000; and

•	accounts receivable in the approximate amount of $139,000.

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

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Cash from sales of products and gross profit on such sales were approximately $110,000 and $67,000, respectively, for the three months ended September 30, 2005. Net Assets in Liquidation decreased approximately $70,000 and estimated liquidation values of the Company’s remaining assets decreased approximately $147,000 for the quarter ended September 30, 2005, which decreases were offset by a decrease in the Reserve for Estimated Liquidation Costs of approximately $217,000. The Company’s reserve for additional estimated liquidation costs was approximately $374,000 as of September 30, 2005.

Cash from sales of products and gross profit on such sales were approximately $117,000 and $63,000, respectively, for the three months ended September 30, 2004. Net Assets in Liquidation decreased approximately $6.1 million for the three months ended September 30, 2004, primarily due to an initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) declared during the quarter, the accrual of severance and other compensation expenses of approximately $600,000 and the establishment of a reserve of approximately $1.1 million for additional estimated liquidation costs.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at September 30, 2005, after payment of liquidating distributions to stockholders of $1.15 per share during the fiscal year ended June 30, 2005, were $1,530,152 or $0.35 per share. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions totaling between $0.30 and $0.40 per share. To the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, its stockholders may receive less than the total amount the Company presently anticipates will be distributed.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the implementation of the plan of dissolution and liquidation and the Company’s ability to make further distributions to its stockholders include, but are not limited to, an unforeseen claim against the Company, a decline in value of the Company’s assets or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Item 3. Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, consisting of the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2005.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005	INEI CORPORATION
(Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)