Form 10QSB
period 2005-12-31
INEI CORP
filed 2006-02-10
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

As of February 1, 2006, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional	Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

December 31, 2005

(Unaudited)

ASSETS
Cash and cash equivalents	$2,101,507
Accounts receivable	88,858
Inventories	148,005
Property, plant and equipment	32,107
Deposits	2,350

Total Assets in Liquidation	2,372,827

LIABILITIES
Accounts payable	151,741
Accrued compensation and other expenses	440,249
Reserve for estimated liquidation costs	250,685
Distributions payable	874,373

Total Liabilities in Liquidation	1,717,048

Net Assets in Liquidation	$655,779

See notes to financial statements.

INEI CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Sources of Additional Cash:
Sales of products	$82,792	$156,736	$193,044	$274,006
Interest income	15,571	14,751	29,649	31,116
Other income	6,934	16,764	15,219	53,751

Total sources of additional cash	105,297	188,251	237,912	358,873

Additional Uses of Cash:
Cost of sales	35,360	51,600	78,697	106,287
Salaries and benefits	115,432	116,173	192,483	672,398
Professional fees	32,311	45,082	61,471	132,653
Public disclosure	12,899	9,526	17,778	25,363
Rent and utilities	15,497	15,952	32,911	36,794
Office expenses	32,682	26,747	57,441	56,340
Other expenses	0	4,237	6,148	12,980
Reserve for estimated liquidation costs	0	0	0	1,053,983
Liquidating distributions	874,373	0	874,373	4,371,862

Total additional uses of cash	1,118,554	269,317	1,321,302	6,468,660

Decrease in Net Assets Before Adjustments	(1,013,257)	(81,066)	(1,083,390)	(6,109,787)

Adjustment of Estimated Liquidation Values	0	0	(147,321)	0

Adjustment of Reserve for Estimated Liquidation Costs	138,884	81,066	356,338	0

Decrease in Net Assets in Liquidation	(874,373)	0	(874,373)	(6,109,787)

Net Assets in Liquidation at Beginning of Period	1,530,152	2,185,931	1,530,152	8,295,718

Net Assets in Liquidation at End of Period	$655,779	$2,185,931	$655,779	$2,185,931

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

The Statement of Net Assets in Liquidation as of December 31, 2005 and the Statements of Changes in Net Assets in Liquidation for the three months and six months ended December 31, 2005 and 2004 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation as of December 31, 2005 and the changes in net assets in liquidation for the three months and six months ended December 31, 2005 and 2004 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

During the quarter ended September 30, 2004, the Company’s Board of Directors declared an initial cash liquidating distribution of $1.00 per share on both its Common Stock and on its Class B Common Stock which was paid on November 1, 2004. A second cash liquidating distribution of $0.15 per share on both its Common Stock and Class B Common Stock was paid on May 16, 2005, for a total distribution to stockholders during the fiscal year ended June 30, 2005 of $1.15 per share of Common Stock and Class B Common Stock. A third cash liquidating distribution of $0.20 per share on both its Common Stock and Class B Common Stock to stockholders was declared on December 15, 2005, to be paid on January 17, 2006 to the stockholders of record at the close of business on January 3, 2006.

While the Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its remaining liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the total amount remaining to be distributed to its stockholders will be between $0.10 and $0.20 per share of Common Stock and Class B Common Stock. To the extent that the realized liquidation value of its remaining assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently anticipates, it is possible stockholders may receive less than the total amount the Company presently anticipates will be distributed.

The Company held as of December 31, 2005:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $30,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $2.1 million;

•	residual inventory, equipment and other assets in the approximate amount of $152,000; and

•	accounts receivable in the approximate amount of $89,000.

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

Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004

Cash from sales of products and gross profit on such sales were approximately $83,000 and $47,000, respectively, for the three months ended December 31, 2005. Net Assets in Liquidation decreased approximately $1.0 million, primarily due to the declaration of a liquidating distribution of approximately $874,000 to be paid in January 2006 and continuing liquidation costs incurred during the quarter. This decrease was offset in part by a decrease in the Reserve for Estimated Liquidation Costs of approximately $139,000. The Company’s Reserve for Estimated Liquidation Costs was approximately $251,000 as of December 31, 2005.

Cash from sales of products and gross profit on such sales were approximately $157,000 and $105,000, respectively, for the three months ended December 31, 2004. Net Assets in Liquidation decreased approximately $81,000 for the three months ended December 31, 2004, primarily due to continuing liquidation costs incurred during the quarter. These costs were offset by a decrease in the Reserve for Estimated Liquidation Costs of approximately $81,000.

Six Months Ended December 31, 2005 Compared with Six Months Ended December 31, 2004

Cash from sales of products and gross profit on such sales were approximately $193,000 and $114,000, respectively, for the six months ended December 31, 2005. Net Assets in Liquidation decreased approximately $1.1 million and estimated liquidation values of the Company’s remaining assets decreased approximately $147,000 for the six months ended December 31, 2005. These decreases were offset in part by a decrease in the Reserve for Estimated Liquidation Costs of approximately $356,000.

Cash from sales of products and gross profit on such sales were approximately $274,000 and $168,000, respectively, for the six months ended December 31, 2004. Net Assets in Liquidation decreased approximately $6.1 million for the six months ended December 31, 2004, primarily due to an initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) declared during the quarter, the accrual of severance and other compensation expenses of approximately $600,000 and the establishment of a Reserve for Estimated Liquidation Costs of approximately $1.1 million for additional estimated liquidation costs.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at December 31, 2005 were $655,779 or $0.15 per share, after accrual of a third liquidating distribution to stockholders of $874,373 or $0.20 per share to be paid in January 2006. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions totaling between $0.10 and $0.20 per share. To the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, its stockholders may receive less than the total amount the Company presently anticipates will be distributed.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the implementation of the plan of dissolution and liquidation and the Company’s ability to make further distributions to its stockholders include, but are not limited to, an unforeseen claim against the Company, a decline in value of the Company’s remaining assets or an unexpected increase in expenses during liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Item 3. Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, consisting of the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to December 31, 2005.

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

Date: February 10, 2006	INEI CORPORATION (Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)