Form 10QSB
period 2006-03-31
INEI CORP
filed 2006-05-12
CIK 355431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

As of May 1, 2006, the following numbers of shares of each of the issuer’s classes of common stock were outstanding:

Common Stock	4,074,266
Class B Common Stock	297,596

Total	4,371,862

Transitional	Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INEI CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

March 31, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$892,562
Accounts receivable	90,942
Inventories	169,045
Property, plant and equipment	32,107
Deposits	2,350

Total Assets in Liquidation	1,187,006

LIABILITIES
Accounts payable	12,648
Accrued compensation and other expenses	280,256
Reserve for estimated liquidation costs	238,323

Total Liabilities in Liquidation	531,227

Net Assets in Liquidation	$655,779

See notes to financial statements.

INEI CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Sources of Additional Cash:
Sales of products	$111,967	$109,020	$305,011	$383,026
Interest income	9,417	11,933	39,066	43,049
Other income	2,864	0	14,156	37,258

Total sources of additional cash	124,248	120,953	358,233	463,333

Additional Uses of Cash:
Cost of sales	46,859	53,599	125,556	159,886
Salaries and benefits	72,848	84,967	265,331	757,365
Professional fees	8,320	19,117	69,791	151,770
Public disclosure	4,325	5,219	22,103	30,582
Rent and utilities	24,143	17,287	57,055	54,081
Office expenses	80,290	59,528	137,731	115,868
Other expenses	1,093	26,765	3,314	23,252
Payment of income taxes	0	105,000	0	105,000
Reserve for estimated liquidation costs	0	0	0	803,454
Liquidating distributions	0	0	874,372	4,371,862

Total additional uses of cash	237,878	371,482	1,555,253	6,573,120

Decrease in Net Assets Before Adjustments	(113,630)	(250,529)	(1,197,020)	(6,109,787)

Adjustment of Estimated Liquidation Values	0	0	(147,321)	0

Adjustment of Reserve for Estimated Liquidation Costs	113,630	250,529	469,968	0

Decrease in Net Assets in Liquidation	0	0	(874,373)	(6,109,787)

Net Assets in Liquidation at Beginning of Period	655,779	2,185,931	1,530,152	8,295,718

Net Assets in Liquidation at End of Period	$655,779	$2,185,931	$655,779	$2,185,931

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

The Statement of Net Assets in Liquidation as of March 31, 2006 and the Statements of Changes in Net Assets in Liquidation for the three months and nine months ended March 31, 2006 and 2005 have been prepared by the Company without audit; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules. In the opinion of management, all adjustments (which include adjustments to value assets and liabilities at their liquidation values) necessary to present fairly the net assets in liquidation as of March 31, 2006 and the changes in net assets in liquidation for the three months and nine months ended March 31, 2006 and 2005 have been made. Results for interim periods are not necessarily indicative of results for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

During the quarter ended September 30, 2004, the Company’s Board of Directors declared an initial cash liquidating distribution of $1.00 per share on both its Common Stock and on its Class B Common Stock which was paid on November 1, 2004. A second cash liquidating distribution of $0.15 per share on both its Common Stock and Class B Common Stock was paid on May 16, 2005. A third cash liquidating distribution of $0.20 per share on both its Common Stock and Class B Common Stock was paid on January 17, 2006 for a total distribution to stockholders to date of $1.35 per share of Common Stock and Class B Common Stock.

While the Company is not able to predict with certainty the actual realizable value of its remaining assets, the ultimate settlement amounts of its remaining liabilities or the amounts it actually will expend during the liquidation process, the Company currently anticipates that the total amount remaining to be distributed to its stockholders will be approximately $0.15 per share of Common Stock and Class B Common Stock. To the extent that the realized liquidation value of its remaining assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently anticipates, it is possible stockholders may receive less than the total amount the Company presently anticipates will be distributed.

The Company held as of March 31, 2006:

•	one parcel of improved real property located in Hanover, PA, with an approximate book value of $32,000, used to house the business of Try Tek, which custom designs and builds machinery, including machinery used to rehabilitate pipelines using cured-in-place pipe processes;

•	cash and cash equivalents in the approximate amount of $893,000;

•	residual inventory, equipment and other assets in the approximate amount of $171,000; and

•	accounts receivable in the approximate amount of $91,000.

On March 10, 2006, the Company received a letter of intent (“LOI”) from Coupling Corporation of America, Jacobus, PA (“CCA”) to purchase the stock and all of the assets of Try Tek for $260,000. The LOI is subject to certain conditions, including the receipt by CCA of approved financing from its bank. This approval is subject, in turn, to certain conditions, including a successful Phase 1 environmental study of Try Tek’s real property. The Company believes all of the conditions of the sale will be met and anticipates closing on the sale prior to May 31, 2006.

Management currently anticipates that additional transactions will take the form of the liquidation of its remaining assets, including the sale or disposition of the assets of Try Tek and the satisfaction of the Company’s liabilities, including remaining personnel termination and related costs, sale transaction expenses and final liquidation costs. In addition, management continues to pursue the collection of accounts receivable.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Cash from sales of products and gross profit on such sales were approximately $112,000 and $65,000, respectively, for the three months ended March 31, 2006. Net Assets in Liquidation decreased approximately $114,000, primarily due to continuing liquidation costs incurred during the quarter. This decrease was offset by a decrease in the Reserve for Estimated Liquidation Costs of approximately $114,000. The Company’s Reserve for Estimated Liquidation Costs was approximately $238,000 as of March 31, 2006.

Cash from sales of products and gross profit on such sales were approximately $109,000 and $55,000, respectively, for the three months ended March 31, 2005. Net Assets in Liquidation decreased approximately $251,000 for the three months ended March 31, 2005, primarily due to continuing liquidation costs incurred during the quarter. These costs were offset by a decrease in the Reserve for Estimated Liquidation Costs of approximately $251,000.

Nine Months Ended March 31, 2006 Compared with Nine Months Ended March 31, 2005

Cash from sales of products and gross profit on such sales were approximately $305,000 and $179,000, respectively, for the nine months ended March 31, 2006. Net Assets in Liquidation decreased approximately $1.2 million and estimated liquidation values of the Company’s remaining assets decreased approximately $147,000 for the nine months ended March 31, 2006. These decreases were offset in part by a decrease in the Reserve for Estimated Liquidation Costs of approximately $470,000.

Cash from sales of products and gross profit on such sales were approximately $383,000 and $223,000, respectively, for the nine months ended March 31, 2005. Net Assets in Liquidation decreased approximately $6.1 million for the nine months ended March 31, 2005, primarily due to an initial liquidating distribution to stockholders in the amount of approximately $4.4 million ($1.00 per share) declared in September 2004, the accrual of severance and other compensation expenses of approximately $600,000 and the establishment of a Reserve for Estimated Liquidation Costs of approximately $800,000 for additional estimated liquidation costs.

Liquidity and Capital Resources

The Company’s Net Assets in Liquidation at March 31, 2006 were $655,779 or $0.15 per share, after payment of a third liquidating distribution to stockholders of $874,372 or $0.20 per share in January 2006. The Company believes that it will be able to complete the liquidation of its remaining non-cash assets and have sufficient cash to meet its remaining cash obligations and make one or more additional liquidating distributions totaling approximately $0.15 per share. To the extent that the realized liquidation value of remaining Company assets is less, or the amount of its liabilities or the amounts that it expends during liquidation are greater, than the Company presently estimates, its stockholders may receive less than the total amount the Company presently anticipates will be distributed.

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

Item 3. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, consisting of the Company’s Chief Executive Officer Committee (“CEOC”), which performs as a functional equivalent of a CEO, and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2006.

Disclosure controls and procedures generally are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: May 12, 2006	INEI CORPORATION
(Registrant)

/s/ Robert W. Erikson
Robert W. Erikson
President

/s/ Robert F. Hartman
Robert F. Hartman
Vice President, Secretary & Treasurer
(Principal Financial and Accounting Officer)